Form 10-K
period 2021-12-31
Aetherium Acquisition Corp
filed 2022-02-28
CIK 1866547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41189

AETHERIUM ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-3449713
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

79B Pemberwick Rd. Greenwich, CT	06831
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 450-6836

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one Redeemable Warrant	GMFIU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	GMFI	The Nasdaq Stock Market LLC
Warrants	GMFIW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0.

As of February 28, 2022, there were 12,028,500 shares  of Class A common stock, par value $0.0001 per share, and 2,875,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AETHERIUM ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2021

CERTAIN TERMS

References to “the Company,” “our,” “us” or “we” refer to Aetherium Acquisition Corp., a blank check company incorporated in Delaware on April 15, 2021. References to our “Sponsor” refer to Aetherium Capital Holdings LLC, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of Aetherium Acquisition Corp., which closed on January 3, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our IPO.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

part I

ITEM 1. BUSINESS

Introduction

We are a newly-organized blank check company incorporated in April 2021 as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. To date, our efforts have been limited to organizational activities, activities related to our initial public offering and search for an initial business combination target. Our efforts to identify a prospective target business will not be limited to a particular business, industry or sector or geographical region, although we intend to focus on businesses in the education, training and education technology (“EdTech”) industries, specifically in Asia (excluding China). Our Amended and Restated Certificate of Incorporation provides that we shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau).

The Registration Statement for our initial public offering was declared effective on December 29, 2021 (the “Initial Public Offering,” or “IPO”). On January 3, 2022, we consummated its Initial Public Offering of 11,500,000 units (the “Units” and each Unit consists of one share of Class A common stock and one redeemable warrant, with respect to the shares of Class A common stock included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $115,000,000, and incurring offering costs of $6,755,007, of which $4,025,000 was for deferred underwriting commissions. We granted the underwriter a 45-day option to purchase up to an additional 1,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. On January 3, 2022, the over-allotment option was exercised in full.

Simultaneously with the consummation of the closing of the Offering, we consummated the private placement of an aggregate of 528,500 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $5,285,000 (the “Private Placement”).

Following the closing of the Initial Public Offering on January 3, 2022, an amount of $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Placement Units was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to our stockholders.

If we are unable to complete an initial business combination within fifteen (15) months from the closing of the Initial Public Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Company

We are a newly-organized blank check company incorporated in April 2021 as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to this offering. Our efforts to identify a prospective target business will not be limited to a particular business, industry or sector or geographical region, although we intend to focus on businesses in the education, training and education technology (“EdTech”) industries, specifically in Asia (excluding China). Our Amended and Restated Certificate of Incorporation provides that we shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

While we may pursue an initial business combination target in any business, industry or sector or geographical location, we intend to focus on businesses in the education, training and EdTech industries, specifically in Asia (excluding China). Our Amended and Restated Certificate of Incorporation provides that we shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). We believe that combining our company with a leading high-growth education, training and EdTech company will fuel organic growth and provide a platform for future acquisitions. We will be focusing our search on companies built on disruptive technologies and business platforms. We believe this is the key for potential to gain competitive advantages. With the application of additional capital through our company, we believe we will be able to fast track technological advancement, employ cutting edge design, and improve processes.

Our Management Team

Our management team is led by Jonathan Chan, our Chairman of the Board and Chief Executive Officer, and Alex Lee, our Chief Financial Officer.

Jonathan Chan is the founder and Managing Partner of Vigilant Assets Pte. Ltd., an investment advisory firm. He is also the founder and CEO of Jules Corporation (“JULES”), where over the past 6 years he has devoted his efforts in building his expertise and network in the education and EdTech ecosystem. Driven by the JULES mission “to prepare our children for jobs of the future”, Mr. Chan is credited in leading the creation of the world’s first Digital Literacy curriculum for preschoolers, teaching “Computational Thinking and digital life” skills during the early childhood years. The JULES “School of Fish” curriculum is acknowledged as an innovative and awarded product in its category. JULES efforts as a social enterprise have received global recognition and accolades at the World Economic Forum as well as by education ministries and UNICEF as playing a pioneering and catalytic role in empowering young children with critical digital literacy skills as a foundation for life-long learning. Prior to being a technopreneur, Mr. Chan spent 27 years in banking and corporate finance covering the technology, media and telecom sectors. Mr. Chan has held senior positions as the Asia Head of Technology Investment Banking at Salomon Smith Barney/Citibank and as Head of Investment Banking, Southeast Asia at CLSA Merchant Bankers Limited where he was credited with structuring the most original deal for the listing of the first independent REIT in Singapore. Mr. Chan has been featured in CNBC, The Straits Times, Channel NewsAsia and Education Technology Insights, and spoken at conferences around the world including the Red Herring Global, Edutech Asia, Global Blockchain Foundation, EdTechX, Wall St. Digital Live, Global Education Technology Summit, and the Global EdTech Start-up Awards. Mr. Chan is an acknowledged thought leader in promoting the “blockchain in education” initiatives and a frequent speaker on this subject at numerous conferences. Mr. Chan has also held director roles in M&A at British Telecom and Cable & Wireless. Mr. Chan holds an MBA from Washington University’s Olin School of Business and a B.Sc. in Finance from Indiana University’s Kelly School of Business.

Alex Lee is a managing director of Vigilant Assets Pte. Ltd. and has over 20 years of experience in various hardware and software technology driven sectors, encompassing DNS (Domain Name System) SaaS, digital media/marketing, and most recently blockchain/distributed ledger technology. In addition to holding corporate positions and founding several companies, he has spent more than 15 years advising and creating cross-border business partnerships and investments in Asia and the U.S. Mr. Lee is currently the founder and CEO of Liquidigy.com, a security token issuance and investment platform and an active digital assets portfolio manager and angel investor. He also co-founded BITCV Foundation, a Singapore-based organization focused on the development of blockchain-powered technologies, solutions and applications that facilitates the management of blockchain assets. Prior to this, Mr. Lee worked in China for 13 years serving as Director of International Affairs at China Internet Network Information Center and was co-founder of two start-ups: NameRich.cn, a China-based domain name registrar (acquired 2012) and the Dot Trademark Registry, one of the world’s first Chinese language domain name registries. He was also Director of Strategic Partnerships at BlueFocus International in Silicon Valley where he was responsible for creating and managing synergies between BlueFocus International’s portfolio agencies and BlueFocus Communication Group headquartered in Beijing, China. Active in the blockchain/crypto space since 2017, he is an active investor in several high-profile ventures and numerous early-stage ventures, primarily focused on digital securities, Decentralized Finance and digital art & collectibles NFTs (Non-Fungible Tokens). During the internet v1.0 years, Mr. Lee worked at First MediaWorks where he led the company’s flagship account with ABC Radio Networks and spearheaded the launch of over 30 owned-and-operated radio stations’ first websites in 10 markets around the U.S., including WPLJ, KLOS, KSFO, KGO and WMAL. Mr. Lee graduated with a B.A. degree in Cultural Anthropology from Northeastern University and holds FINRA Series 63 and SIE qualifications.

We believe our management team is well positioned to take advantage of the growing set of acquisition opportunities focused on the education, training and EdTech industries and that our contacts and relationships, ranging from owners and management teams of private and public companies, private equity funds, investment bankers, attorneys, to accountants and business brokers will allow us to generate an attractive transaction for our stockholders.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

For additional discussion of the general development of our business, see our final prospectus on Form 424B4, filed with the SEC on January 3, 2022.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 79B Pemberwick Rd., Greenwich, CT 06831, and our telephone number is (650) 450-6836.

Commencing on the date our securities are first listed on Nasdaq, we have agreed to pay ARC Group Limited, our financial advisor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “GMFIU” on or about December 30, 2021. We expect the Class A common stock and warrants comprising the units will begin separate trading on the 52nd day following the date of our prospectus, or February 20, 2022, unless the representative informs us of its decision to allow earlier separate trading, subject to our satisfaction of certain conditions. Once the securities comprising the units begin separate trading, we expect that the Class A common stock and warrants will be listed on Nasdaq under the symbols “GMFI” and “GMFIW,” respectively.

Holders of Record

As of February 23, 2022, there were 12,028,500 of our shares of Class A common stock issued and outstanding held by approximately 2 stockholders of record, and there were 2,875,000 of our shares of Class B common stock issued and outstanding held by approximately 10 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Use of Proceeds

On January 3, 2022, we completed our Initial Public Offering of 11,500,000 Units, including the issuance of 1,500,000 Units as a result of the underwriter’s full exercise of its over-allotment option. The Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $115,000,000.

Simultaneously with the consummation of the Initial Public Offering, we completed a Private Placement of an aggregate of 528,500 Placement Units at a price of $10.00 per Placement Unit, generating total gross proceeds of $5,285,000. The Placement Units are identical to the Units sold in the IPO. The holders have agreed not to transfer, assign or sell any of the Placement Units or underlying securities (except in limited circumstances) until 30 days after completion of our initial business combination. The holders were also granted certain demand and piggyback registration rights in connection with the purchase of the Placement Units. The Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

A total of $116,725,000 of the net proceeds from the IPO and the Private Placement was deposited in a trust account established for the benefit of our public stockholders. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our tax obligations and up to $100,000 of interest that may be used for our dissolution expenses, the proceeds from the IPO and the sale of the Placement Units will not be released from the trust account until the earliest to occur of: (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our Amended and Restated Certificate of Incorporation prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of this offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activities, and (c) the redemption of our public shares if we are unable to complete our initial business combination within 15 months from the closing of this offering, subject to applicable law.

For a description of the use of the proceeds generated in our Initial Public Offering, see below Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the State of Delaware on April 15, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the IPO and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

All activity through December 31, 2021 relates to our formation, IPO, and search for a prospective initial business combination target.

We are incurring significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 15, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 15, 2021(inception) through December 31, 2021, we had net loss of $445, which consisted of formation costs.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 31, 2021, the Company had $25,000 of cash in its operating bank account and a working capital deficit of $280,231. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

On January 3, 2022, the Company consummated its Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $115,000,000 (the “Initial Public Offering”), and incurring offering costs of $6,755,007, of which $4,025,000 was for deferred underwriting commissions. The Company granted the underwriter a 45-day option to purchase up to an additional 1,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. On January 3, 2022, the over-allotment option was exercised in full. Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 528,500 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $5,285,000 (the “Private Placement”). A total of $116,725,000 of the net proceeds from the Offering and the Private Placement was deposited in a trust account established for the benefit of the Company’s public stockholders. The proceeds held in the trust account were invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. A total of $1,451,900 was deposited into the operating account of the Company.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of this offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from this offering held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We expect our primary liquidity requirements for operating our business prior to our initial business combination to include approximately $230,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $150,000 for legal and accounting fees related to regulatory reporting requirements; $50,000 for Nasdaq continued listing fees; $150,000 for office space, utilities and secretarial and administrative support; and approximately $20,000 for working capital that will be used for miscellaneous expenses and reserves.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of this offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Related Party Transactions

The Sponsor advanced the Company an aggregate of $122,352 of up to $300,000 to cover expenses related to the IPO. The note is non-interest bearing and payable on the earlier of the consummation of the Initial Public Offering or the date on which the Company determines not to proceed with the Initial Public Offering. Following the IPO of the Company on January 3, 2022, a total of $122,352 under the promissory note was repaid on January 6, 2022.

On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. In June 2021, the Sponsor transferred 20,000 shares each to the Company’s Chief Executive Officer and David Kopp, 15,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s independent director nominees. In July 2021, the Sponsor also transferred 431,250 shares to ARC Group Limited. In November 2021, ARC Group Limited transferred 140,400 shares to Max Mark Capital Limited, 140,400 shares to Jonathan Chan, and 10,000 shares to Mei Eng Goy. ARC Group Limited purchased its net 140,450 shares in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Each of the transfers above were completed at the same per share purchase price as the Sponsor paid for the founder shares, or $0.009. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of this offering (excluding the placement units and underlying securities). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. As of December 31, 2021, the Sponsor owned 2,358,750 shares of Class B common stock. As the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture.

The Company’s financial advisor has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the financial advisor $10,000 per month for these services.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there was no amount outstanding under any Working Capital Loan.

Our sponsor has agreed to purchase an aggregate of 528,500 placement units at a price of $10.00 per unit for an aggregate purchase price of $5,285,000. Each placement unit consists of one share of Class A common stock and one warrant. Each warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, the placement shares, or the placement warrants, which will expire worthless if we do not consummate a business combination within 15 months from the closing of this offering. The placement units are identical to the units sold in this offering except that the placement units and their component securities (a) will not be transferable, assignable or saleable until 30 days after the consummation of our initial business combination except to permitted transferees and (b) so long as they are held by our sponsor or its permitted transferees, will be entitled to registration rights.

Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and placement shares (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our Amended and Restated Certificate of Incorporation prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the completion of this offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activities and (iii) if we fail to consummate a business combination within 15 months from the completion of this offering or if we liquidate prior to the expiration of the 15-month period. However, our initial stockholders will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the 15-month period.

Pursuant to a registration rights agreement we have entered into with our initial stockholders, we may be required to register certain securities for sale under the Securities Act. These holders, and holders of units issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. We will bear the costs and expenses of filing any such registration statements. See the section of this prospectus entitled “Certain Relationships and Related Party Transactions.”

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2021, there was none critical accounting policies.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position

Jonathan Chan	57	Chairman, Chief Executive Officer and Director

Alex Lee	46	Chief Financial Officer

Lim How Teck	71	Director

Mariana Kou	37	Director

Charles Abelmann	55	Director

Jonathan Chan is the founder and Managing Partner of Vigilant Assets Pte. Ltd., an investment advisory firm. He is also the founder and CEO of Jules Corporation (“JULES”), where over the past 6 years he has devoted his efforts in building his expertise and network in the education and EdTech ecosystem. Driven by the JULES mission “to prepare our children for jobs of the future”, Mr. Chan is credited in leading the creation of the world’s first Digital Literacy curriculum for preschoolers, teaching “Computational Thinking and digital life” skills during the early childhood years. The JULES “School of Fish” curriculum is acknowledged as an innovative and awarded product in its category. JULES efforts as a social enterprise have received global recognition and accolades at the World Economic Forum as well as by education ministries and UNICEF as playing a pioneering and catalytic role in empowering young children with critical digital literacy skills as a foundation for life-long learning. Prior to being a technopreneur, Mr. Chan spent 27 years in banking and corporate finance covering the technology, media and telecom sectors. Mr. Chan has held senior positions as the Asia Head of Technology Investment Banking at Salomon Smith Barney/Citibank and as Head of Investment Banking, Southeast Asia at CLSA Merchant Bankers Limited where he was credited with structuring the most original deal for the listing of the first independent REIT in Singapore. Mr. Chan has been featured in CNBC, The Straits Times, Channel NewsAsia and Education Technology Insights, and spoken at conferences around the world including the Red Herring Global, Edutech Asia, Global Blockchain Foundation, EdTechX, Wall St. Digital Live, Global Education Technology Summit, and the Global EdTech Start-up Awards. Mr. Chan is an acknowledged thought leader in promoting the “blockchain in education” initiatives and a frequent speaker on this subject at numerous conferences. Mr. Chan has also held director roles in M&A at British Telecom and Cable & Wireless. Mr. Chan holds an MBA from Washington University’s Olin School of Business and a B.Sc. in Finance from Indiana University’s Kelly School of Business. We believe Mr. Chan is well-qualified to serve as a member of our board of directors due to his experience in global finance and the digital education industry, as well as his network of contacts and relationships.

Alex Lee is a managing director of Vigilant Assets Pte. Ltd. and has over 20 years of experience in various hardware and software technology driven sectors, encompassing DNS (Domain Name System) SaaS, digital media/marketing, and most recently blockchain/distributed ledger technology. In addition to holding corporate positions and founding several companies, he has spent more than 15 years advising and creating cross-border business partnerships and investments in Asia and the U.S. Since 2019, Mr. Lee has been the founder and CEO of Liquidigy.com, a security token issuance and investment platform and an active digital assets portfolio manager and angel investor. He has also been a principal at The Shongum Group, a technology consulting company, since 2017. From 2016 to 2017, Mr. Lee was director of strategic partnerships at BlueFocus International, a marketing and brand management services company. Mr. Lee also co-founded BITCV Foundation, a Singapore-based organization focused on the development of blockchain-powered technologies, solutions and applications that facilitates the management of blockchain assets. Prior to this, Mr. Lee worked in China for 13 years serving as Director of International Affairs at China Internet Network Information Center and was co-founder of two start-ups: NameRich.cn, a China-based domain name registrar (acquired 2012) and the Dot Trademark Registry, one of the world’s first Chinese language domain name registries. He was also Director of Strategic Partnerships at BlueFocus International in Silicon Valley where he was responsible for creating and managing synergies between BlueFocus International’s portfolio agencies and BlueFocus Communication Group headquartered in Beijing, China. Active in the blockchain/crypto space since 2017, he is an active investor in several high-profile ventures and numerous early-stage ventures, primarily focused on digital securities, Decentralized Finance and digital art & collectibles NFTs (Non-Fungible Tokens). During the internet v1.0 years, Mr. Lee worked at First MediaWorks where he led the company’s flagship account with ABC Radio Networks and spearheaded the launch of over 30 owned-and-operated radio stations’ first websites in 10 markets around the U.S., including WPLJ, KLOS, KSFO, KGO and WMAL. Mr. Lee graduated with a B.A. degree in Cultural Anthropology from Northeastern University and holds FINRA Series 63 and SIE qualifications.

Lim How Teck joined our Board on December 29, 2021. Mr. Lim is currently the Board Chairman of Heliconia Capital Management, a Temasek Holdings wholly-owned private equity investment firm that invests in growth-oriented companies in Asia. Mr. Lim has extensive Board, financial management, M&A, and operating experience in his 45-year career. Mr. Lim was a Senior Advisor to Bain Capital from 2014 to 2019. From 2005, Mr. Lim served as a corporate advisor to Temasek International and has held Board Chairman or Board Director positions in many public and private companies in Singapore, several of which are owned and/or backed by Temasek, including Heliconia Capital Management (2011 – present), Port of Singapore Authority (1994 – 1998), Certis Cisco Security (from 2007 – 2015) and Tuas Power (from 2005 – 2014). He also served as the Chairman of the Audit Committee in several Singapore-listed companies. From 1975 to 2005, Mr. Lim was with the Neptune Orient Lines (NOL) Group, which was the largest container shipping company in Southeast Asia. Mr. Lim served in various C-Suite roles including Group Deputy CEO, Group CFO, Group COO, and Executive Director. He led NOL’s acquisition of American President Lines (APL) for US$825 million in 1997 and also the divestment of American Eagle Tankers for an enterprise value of around US$650 million in 2003. Mr. Lim holds a Bachelor of Accountancy Degree from the University of Singapore. He is currently Chairman of Redwood International (an investment and consultancy firm), and Chairman of publicly listed ARA LOGOS Logistics Trust. Mr. Lim serves as a board director of publicly listed Raffles Education and CSE Global. Other private companies that Mr. Lim is a board director includes ARA Asset Management, The Foundation for Development Cooperation, Mizuho Securities (Singapore), Heliconia Holdings, Yang Kee Logistics (Singapore), Singapore DTT Corporation, and Nexusun International. Mr. Lim is also President of the eSports Federation Singapore. Mr. Lim contributes his time advising many technology focused companies, including: Boogle Group, 3DOM Inc, Titannium, Omni Sharing, KPISOFT, IMCSE (International Monetary Crypto Securities Exchange), Skyfy Technology, SCash Technologies, Pixie Pitch, Singularity, Helicap, 33 Ventures, Propease Technologies, Food United Holdings, TNP Fitness, OnetoOne Interactive, UB Technology, 8 Capital, FTAG (Fintech Alliance Global) and Hreasily. Mr. Lim is a Fellow of the Chartered Institute of Management Accountants of UK (FCMA), a Fellow of the Certified Public Accountants of Australia (FCPA Aust.), a Fellow of the Institute of Certified Public Accountants of Singapore (FCPA ICPAS), a Fellow of the Singapore Institute of Directors (FSID). He is a graduate of the Harvard Graduate School of Business Corporate Financial Management Course and Advanced Management Program in 1983 and 1989, respectively. We believe Mr. Lim is well-qualified to serve as a member of our board of directors due to his extensive and illustrious career experience combined with his deep understanding of corporate governance and accountancy.

Mariana Kou joined our Board on December 29, 2021. Ms. Kou is chairperson and CEO of CTEH Inc. (1620:HK)), an investment holding company that provides travel products and services in Canada and the United States. Prior to this role, from 2019 to 2021, she was CEO of Research Study Education Group, a company that provides overseas education services to students in the Greater Bay Area, and an award-winning equity research analyst specializing in the China education industry and the global luxury goods sector. Ms. Kou started her banking career in New York at JP Morgan, Lehman Brothers, and Smith Barney. Ms. Kou was most recently Head of China Education and HK Consumer Research at brokerage and investment bank CLSA Limited from 2010 to 2019, where she was involved in ten education company IPOs. In 2020, she published her first book “Investing in Dragons: Education Industry and Capital Markets.” She was a board advisor to publicly listed EdTechX (NASDAQ: EDTXU) and advises several education ventures. Ms. Kou has been a keynote speaker at government and industry conferences as well as interviewed regularly by international media. Ms. Kou was appointed Senator for China by the World Business Angels Investment Forum, an affiliated partner of the G20 Global Partnership for Financial Inclusion (GPFI) in June 2020. She is the founder of the Asia Education Society, a member of Forbes Women Forum, and the founding co-lead of Columbia University Venture Community’s Hong Kong Chapter. Ms. Kou sits on the board of Zonta Club of NTII and was also a founding committee member of Children’s Medical Foundation’s social impact fellowship program in collaboration with Dwight Hall at Yale. Ms. Kou is a current student at the University of Southern California’s global executive Doctor of Education program. She holds an MBA from Columbia Business School and is a graduate of Stanford University’s Innovation and Entrepreneurship program. Ms. Kou received her B.BA. from the University of Notre Dame magna cum laude and received the Raymond P. Kent Award. She is a CFA charter holder and a member of global business honour society Beta Gamma Sigma and economics honour society Omicron Delta Epsilon. We believe Ms. Kou is well-qualified to serve as a member of our board of directors due to her experience in the Asia education industry and capital markets.

Charles Abelmann joined our Board on December 29, 2021. Dr. Abelmann has over 30 years’ experience in education working in policy, research and practice in the U.S. and internationally. He has been involved in every facet of the educational sector, as a teacher, lecturer, senior education specialist, to leading three schools. After completing his Doctorate from Harvard University’s Graduate School of Education in Administration, Planning & Social Policy in 1996, Dr. Abelmann spent over a decade at the World Bank leading education investments, analytical work and capacity building efforts across many countries including Uganda, Tanzania, Zimbabwe, China, Indonesia and Mongolia. He developed and supervised education investments in these countries. Dr. Abelmann also served as a special assistant to the Superintendent of D.C. Schools and as a Principal in the District of Columbia Public Schools. In 2009, Dr. Abelmann was asked to help form a new leadership team for the World Bank’s Leadership and Organizational Effectiveness Unit. After leaving the World Bank, Dr. Abelmann was Head of School at Barrie School in Maryland and then Director of the top private school in Chicago (University of Chicago Laboratory Schools) with more than 2,100 students. He was also a lecturer at the University of Chicago. Dr. Abelmann has published many conference papers and presented at universities in China, including at the Beijing Normal University and East Normal University in Shanghai (both prestigious teaching colleges in China). From 2013 to 2019, he conducted annual workshops for teachers, principals and parents on early childhood education, school governance, and parent engagement at the Demay Schools in Nanjing, China. Dr. Abelmann graduated magna cum laude in English and Religion from Duke University in 1987 and is a member of Phi Beta Kappa. He has received many honors, including being a Luce Scholar from the Henry Luce Foundation, the No Child Left Behind Blue Ribbon School Award from the U.S. Department of Education, and the Distinguished Educator Award from the Mongolian Ministry of Education. We believe Dr. Abelmann is well-qualified to serve as a member of our board of directors due to his extensive experience in the U.S. and international education sector.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four directors. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of each of directors will expire at our first annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that the board of directors shall elect one or more Chief Executive Officers, a Chief Financial Officer, a Secretary and such other officers (including without limitation, a Chairman of the Board, a Vice Chairman of the Board, Presidents, Vice Presidents, Assistant Secretaries and a Treasurer) as the board of directors from time to time may determine. Any Chief Executive Officer or President may also appoint such other officers (including without limitation one or more Vice Presidents and Controllers) as may be necessary or desirable for the conduct of the business of the Company. Such other officers will have such powers and duties and shall hold their offices for such terms as may be provided in the bylaws or as may be prescribed by the board of directors or, if such officer has been appointed by any Chief Executive Officer or President, as may be prescribed by the appointing officer.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We expect that our board of directors will determine that all of our directors, other than Mr. Chan, are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Our audit committee consists of Mr. Lim, Ms. Kou and Mr. Abelmann, and Mr. Lim chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Mr. Lim, Ms. Kou and Mr. Abelmann meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	discussing and, as appropriate, reviewing with management and the independent registered public accounting firm our financial statements and annual and quarterly reports, discussing with the independent registered public accounting firm any other matters required to be discussed by accounting and auditing standards, and recommending to the Board whether the audited financial statements should be included in our annual report;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years, respecting one or more independent audits carried out by the independent registered public accounting firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing the adequacy and effectiveness of our internal control policies and procedures on a regular basis;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Financial Experts on Audit Committee

Pursuant to Nasdaq rules, the audit committee will at all times be composed exclusively of “independent directors” who are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Lim qualifies as an “audit committee financial expert” as defined in applicable SEC rules, which generally is any person who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Compensation Committee

Our Compensation Committee consists of Mr. Lim, Ms. Kou and Mr. Abelmann each of whom is an independent director under the Nasdaq listing standards. Ms. Kou is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation and equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	retaining the advice of a compensation consultant, legal counsel or other adviser, in the sole discretion of the compensation committee;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our financial advisor of $10,000 per month, for up to 15 months, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed copies of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement of which this prospectus is a part. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 28, 2022 the number of shares of Class A common stock and Class B common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Class A common stock and Class B common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of February 28, 2022, we had 12,028,500 shares of Class A common stock (not excluding 11,500,000 shares subject to redemption) and 2,875,000 shares of Class B common stock, issued and outstanding. The Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of February 28, 2022.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
Jonathan Chan(1)(2)	3,047,650	20.4%
Alex Lee(1)	15,000	*
Lim How Teck(1)	10,000	*
Mariana Kou(1)	10,000	*
Charles Abelmann(1)	10,000	*
All officers and directors as a group	3,092,650	20.8%
(5 individuals)
Aetherium Capital Holdings LLC(3)	2,887,250	19.4%
Feis Equities LLC(4)	816,234	5.5%

* Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the entities and individuals is c/o Aetherium Acquisition Corp., 79B Pemberwick Rd., Greenwich, CT 06831.

(2)	Includes shares owned by Aetherium Capital Holdings LLC, over which Jonathan Chan, as manager, has voting and dispositive power. Mr. Chan disclaims beneficial ownership of such shares, except to the extent of his respective pecuniary interest therein.

(3)	Jonathan Chan, our Chairman and Chief Executive Officer, as manager, has voting and dispositive power over the shares owned by Aetherium Capital Holdings LLC.

(4)	Based on a Schedule 13G filed on January 5, 2022, Lawrence M. Feis is the Managing Member of Feis Equities LLC, and accordingly Mr. Feis may be deemed to be the beneficial owner of the 816,234 shares of Class A common stock held by Feis Equities LLC. The address of the holder is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. In June 2021, the Sponsor transferred 20,000 shares each to our Chief Executive Officer and David Kopp, 15,000 shares to our Chief Financial Officer and 10,000 shares to each of our independent director nominees. In July 2021, the Sponsor also transferred 431,250 shares to ARC Group Limited. In November 2021, ARC Group Limited transferred 140,400 shares to Max Mark Capital Limited, 140,400 shares to Jonathan Chan, and 10,000 shares to Mei Eng Goy. ARC Group Limited purchased its net 140,450 shares in consideration of services provided by such party as our financial advisor in connection with the Initial Public Offering. Each of the transfers above were completed at the same per share purchase price as the Sponsor paid for the founder shares, or $0.009. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering (excluding the placement units and underlying securities). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to us by the aggregate number of founder shares issued. As of December 31, 2021, the Sponsor owned 2,358,750 shares of Class B common stock. Up to 375,000 of such shares held by our sponsor are subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On January 3, 2022, as the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture.

The initial stockholders have agreed not to transfer, assign or sell any of the shares of Class B common stock (except to certain permitted transferees) until the earlier to occur of: (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the reported last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Promissory Note – Related Party

On May 10, 2021, the Sponsor issued to us an unsecured promissory note, pursuant to which we may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of the consummation of the Initial Public Offering or the date on which we determine not to proceed with the Initial Public Offering. These amounts will be repaid shortly after completion of the Initial Public Offering out of the $660,000 of offering proceeds that has been allocated for the payment of offering expenses. As of December 31, 2021, we had borrowed $122,352 under the promissory note with the Sponsor. Following the IPO of the Company on January 3, 2022, a total of $122,352 under the promissory note was repaid on January 6, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there was no amount outstanding under any Working Capital Loan.

Administrative Services Arrangement

Our financial advisor has agreed, commencing from the date that our securities are first listed on NASDAQ through the earlier of our consummation of a Business Combination and its liquidation, to make available to us certain general and administrative services, including office space, utilities and administrative services, as we may require from time to time. We have agreed to pay the financial advisor $10,000 per month for these services.

General

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Other than the payment to our financial advisor of $10,000 per month, for up to 15 months, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination.

Related Party Policy

Our Code of Ethics, which we adopted on December 29, 2021, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

In addition, our audit committee, pursuant to a written charter that we adopted on December 29, 2021, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter that we adopted on December 29, 2021, is filed as an exhibit to the registration statement of which this prospectus is a part. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	Payment to our financial advisor of $10,000 per month, for up to 15 months, for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “— Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of fees paid or to be paid to MaloneBailey, LLP, or MaloneBailey, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MaloneBailey in connection with regulatory filings. The aggregate fees of MaloneBailey for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC for the period from April 15, 2021 (date of inception) to December 31, 2021 totaled approximately $72,500. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from April 15, 2021 to December 31, 2021, we did not pay MaloneBailey any audit-related fees.

Tax Fees. We did not pay MaloneBailey for tax return services, planning and tax advice for the period April 15, 2021 to December 31, 2021.

All Other Fees. We did not pay MaloneBailey for any other services for the period from April 15, 2021 to December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

1.1	Underwriting Agreement, dated December 29, 2021, by and among the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Registrant on January 4, 2022).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on January 4, 2022).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 filed with the Form 8-K filed by the Registrant on January 4, 2022).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on December 23, 2021).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on July 21, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on December 23, 2021).
4.4	Warrant Agreement, dated December 29, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on January 4, 2022).
4.5*	Description of Securities
10.1	Promissory Note, dated May 10, 2021, issued to Aetherium Capital Holdings LLC (incorporated by reference to Exhibit 10.2 filed with the Form S-1 filed by the Registrant on July 21, 2021).
10.2	Subscription Agreement, dated May 11, 2021, between the Registrant and Aetherium Capital Holdings LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on July 21, 2021).
10.3	Letter Agreement, dated December 29, 2021, by and among the Company, its officers and directors, the Sponsor and certain other stockholders party thereto (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 4, 2022).
10.4	Investment Management Trust Agreement, dated December 29, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on January 4, 2022).
10.5	Registration Rights Agreement, dated December 29, 2021, by and among the Company, the Sponsor, and certain other stockholders party thereto (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on January 4, 2022).
10.6

Administrative Support Agreement, dated December 29, 2021, by and between the Company and ARC Group Limited (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on January 4, 2022).

10.7

Form of Indemnity Agreement, dated December 29, 2021, by and between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on January 4, 2022).

10.8

Private Placement Unit Subscription Agreement, dated December 29, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on January 4, 2022).

14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 filed with the Registration Statement on Form S-1 filed by the Registrant on July 21, 2021)
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AETHERIUM ACQUISITION CORP.

Dated: February 28, 2022	By:	/s/ Jonathan Chan
	Name:	Jonathan Chan
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Chan	Chief Executive Officer and Chairman	February 28, 2022
Jonathan Chan	(Principal Executive Officer)

/s/ Alex Lee	Chief Financial Officer	February 28, 2022
Alex Lee	(Principal Accounting and Financial Officer)

/s/ Lim How Teck	Director	February 28, 2022
Lim How Teck

/s/ Mariana Kou	Director	February 28, 2022
Mariana Kou

/s/ Charles Abelmann	Director	February 28, 2022
Charles Abelmann

AETHERIUM ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Aetherium Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Aetherium Acquisition Corp. (the “Company”) as of December 31, 2021, and the related statements of operations, stockholders’ equity, and cash flows for the period from April 15, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from April 15, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2021.
Houston, Texas
February 28, 2022

AETHERIUM ACQUISITION CORP.

BALANCE SHEET

December 31, 2021

ASSETS
Current asset - cash	$25,000
Deferred offering costs	304,786
Total Assets	$329,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	182,879
Promissory note – related party	$122,352
Total Current Liabilities	305,231

Commitments and Contingencies	—

Stockholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common shares, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Class B common shares, par value $0.0001; 10,000,000 shares authorized; 2,875,000 issued and outstanding (1)	288
Additional paid-in capital	24,712
Accumulated deficit	(445)
Total Stockholders’ Equity	24,555
Total Liabilities and Stockholders’ Equity	$329,786

(1)	Includes an aggregate of 375,000 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

AETHERIUM ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from April 15, 2021 (inception) through December 31, 2021

Operating costs	$(445)
Net Loss	$(445)

Weighted average shares outstanding, basic and diluted (1)	2,500,000
Basic and diluted net loss per ordinary share	$(0.00)

(1)	Excludes an aggregate of 375,000 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

AETHERIUM ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 15, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – April 15, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(445)	(445)
Balance – December 31, 2021	2,875,000	$288	$24,712	$(445)	$24,555

(1)	Includes an aggregate of 375,000 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

AETHERIUM ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 15, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from Operating Activities:
Net Loss	$(445)
Changes in operating assets and liabilities:
Expenses paid by related party	445
Net cash provided by operating activities	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Net cash provided by financing activities	25,000

Net Change in Cash	25,000
Cash – Beginning of period	—
Cash – Ending of period	$25,000

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in accrued offering costs	182,879
Deferred offering costs included in promissory note	122,352

The accompanying notes are an integral part of these financial statements.

AETHERIUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS

Aetherium Acquisition Corp. (the “Company”) is a blank check company incorporated in the State of Delaware on April 15, 2021. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). While the Company may pursue an initial business combination target in any business, industry or sector or geographical location, the Company intends to focus on businesses in the education, training and education technology (“EdTech”) industries, specifically in Asia (excluding China). The Company’s amended and restated certificate of incorporate will provide that the Company shall not undertake an initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau).

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from April 15, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is Aetherium Capital Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 29, 2021. On January 3, 2022, the Company consummated its Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $115,000,000 (the “Initial Public Offering”), and incurring offering costs of $6,755,007, of which $4,025,000 was for deferred underwriting commissions (see Note 6). The Company granted the underwriter a 45-day option to purchase up to an additional 1,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. On January 3, 2022, the over-allotment option was exercised in full.

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 528,500 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $5,285,000 (the “Private Placement”). (see Note 4).

Following the closing of the Initial Public Offering on January 3, 2022, an amount of $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Placement Units was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent..

The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A common stock will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor has agreed (a) to vote its shares of Class B common stock, the shares of Class A common stock included in the Placement Units (the “Placement Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Class B common stock) and Placement Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activities and (d) that the Class B common stock and Placement Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company will have until 15 months from the closing of the Initial Public Offering (See Note 3) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is the Company’s intention to redeem the Public Shares as soon as reasonably possible following the 15th month and, therefore, the Company does not intend to comply with those procedures. As such, the Company’s stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of the Company’s stockholders may extend well beyond the third anniversary of such date.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor (other than the independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.15 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $25,000 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan from the Sponsor of $122,352 under the Note (as defined in Note 4). Following the IPO of the Company on January 3, 2022, a total of $122,352 under the promissory note was repaid on January 6, 2022. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021.

Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Proposed Offering and that will be charged to stockholders’ equity upon the completion of the Proposed Offering. Should the Proposed Offering prove to be unsuccessful, these deferred costs, as well as additional expenses incurred, will be charged to operations.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from April 15, 2021 (inception) to December 31, 2021.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of Class B Common Stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 6). At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. INITIAL PUBLIC OFFERING

On January 3, 2022, the Company consummated its Initial Public Offering of 11,500,000 Units (including the issuance of 1,500,000 Units as a result of the underwriter’s full exercise of its over-allotment option), at $10.00 per Unit, generating gross proceeds of $115,000,000.

Each Unit consists of one share of Class A common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 6).

As of January 3, 2022, the Company incurred offering costs of approximately $6,755,007, of which $4,025,000 was for deferred underwriting commissions.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 528,500 Placement Units at a price of $10.00 per Placement Unit ($5,285,000 in the aggregate).

The proceeds from the sale of the Placement Units were added to the net proceeds from the Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Initial Public Offering, except for the placement warrants (“Placement Warrants”). If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. In June 2021, the Sponsor transferred 20,000 shares each to the Company’s Chief Executive Officer and David Kopp, 15,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s independent director nominees. In July 2021, the Sponsor also transferred 431,250 shares to ARC Group Limited. In November 2021, ARC Group Limited transferred 140,400 shares to Max Mark Capital Limited, 140,400 shares to Jonathan Chan, and 10,000 shares to Mei Eng Goy. ARC Group Limited purchased its net 140,450 shares in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Each of the transfers above were completed at the same per share purchase price as the Sponsor paid for the founder shares, or $0.009. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of this offering (excluding the placement units and underlying securities). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. As of December 31, 2021, the Sponsor owned 2,358,750 shares of Class B common stock. As the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture.

The initial stockholders have agreed not to transfer, assign or sell any of the shares of Class B common stock (except to certain permitted transferees) until the earlier to occur of: (A) one year after the completion of the Company’s initial business combination and (B) subsequent to the Company’s initial business combination, (x) if the reported last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Promissory Note – Related Party

On May 10, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of the consummation of the Initial Public Offering or the date on which the Company determines not to proceed with the Initial Public Offering. These amounts will be repaid shortly after completion of the Initial Public Offering out of the $660,000 of offering proceeds that has been allocated for the payment of offering expenses. As of December 31, 2021, the Company had borrowed $122,352 under the promissory note with the Sponsor. Following the IPO of the Company on January 3, 2022, a total of $122,352 under the promissory note was repaid on January 6, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there was no amount outstanding under any Working Capital Loan.

Administrative Services Arrangement

The Company’s financial advisor has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the financial advisor $10,000 per month for these services.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the insider shares, as well as the holders of the Placement Units (and underlying securities) and any securities issued in payment of Working Capital Loans made to the Company, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters purchased the 1,500,000 of additional Units to cover over-allotments, less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of: (i) two percent (2.00%) of the gross proceeds of the Initial Public Offering, or $2,300,000 as the underwriters’ over-allotment is exercised in full. In addition, the underwriters are entitled to a deferred fee of three and one half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $4,025,000 upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

On December 29, the underwriter gave the Company a rebatement of $500,000. So the cash underwriting fee for the Initial Public Offering was $1,800,000.

NOTE 7. STOCKHOLDERS’ EQUITY

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On December 31, 2021, there were no Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. In June 2021, the Sponsor transferred 20,000 shares each to the Company’s Chief Executive Officer and David Kopp, 15,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s independent director nominees. In July 2021, the Sponsor also transferred 431,250 shares to ARC Group Limited. In November 2021, ARC Group Limited transferred 140,400 shares to Max Mark Capital Limited, 140,400 shares to Jonathan Chan, and 10,000 shares to Mei Eng Goy. Each of these transfers was completed at the same per share purchase price as the Sponsor paid for the founder shares, or $0.009 per share. As of December 31, 2021, the Sponsor owned 2,358,750 shares of Class B common stock. Up to 375,000 of such shares held by our sponsor are subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On January 3, 2022, as the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial business combination on a one-for-one basis.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2021, there were no preferred shares issued or outstanding.

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the audited financial statements were available to issue.

On January 3, 2022, Aetherium Acquisition Corp. (the “Company”) completed its initial public offering (the “Offering”) of 11,500,000 units (“Units”), including the issuance of 1,500,000 Units as a result of the underwriter’s full exercise of its over-allotment option. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, of the Company (“Class A Common Stock”), and one redeemable warrant (“Warrant”), each Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File No. 333-258072). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $115,000,000.

Simultaneously with the consummation of the Offering, the Company completed a private placement of an aggregate of 528,500 units (the “Placement Units”) at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $5,285,000 (the “Private Placement”). The Placement Units are identical to the Units sold in the Offering. The holders have agreed not to transfer, assign or sell any of the Placement Units or underlying securities (except in limited circumstances, as described in the prospectus) until 30 days after completion of the Company’s initial business combination. The holders were also granted certain demand and piggyback registration rights in connection with the purchase of the Placement Units. The Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

A total of $116,725,000 of the net proceeds from the Offering and the Private Placement was deposited in a trust account established for the benefit of the Company’s public stockholders.

Following the IPO of the Company on January 3, 2022, a total of $122,352 under the promissory note was repaid on January 6, 2022.

