Form 10-Q
period 2022-03-31
Aetherium Acquisition Corp
filed 2022-05-12
CIK 1866547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 001-41189

AETHERIUM ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-3449713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

79B Pemberwick Rd. Greenwich, CT	06831
(Address of Principal Executive Offices)	(Zip Code)

(650) 450-6836

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one Redeemable Warrant	GMFIU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	GMFI	The Nasdaq Stock Market LLC
Warrants	GMFIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2022, there were 12,028,500 shares of Class A common stock, par value $0.0001 per share, and 2,875,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

AETHERIUM ACQUISITION CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AETHERIUM ACQUISITION CORP.

BALANCE SHEETs

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Cash	$511,724	$25,000
Deferred offering costs	-	304,786
Prepaid expenses	145,125	-
Total Current Assets	656,849	329,786

Cash and marketable securities held in trust account	116,673,462	-

Total assets	$117,330,311	$329,786

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$97,500	$182,879
Promissory note – related party	-	122,352
Total current liabilities	97,500	305,231

Deferred underwriter fee payable	4,025,000	-

Total liabilities	4,122,500	305,231

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 5,750,000 shares at redemption value ($10.10 per share)	116,725,000	-

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common shares, $0.0001 par value; 100,000,000 shares authorized; 528,500 (excluding 11,500,000 Class A shares subject to redemption) and none issued and outstanding, respectively	53	-
Class B common shares, par value $0.0001; 10,000,000 shares authorized; 2,875,000 issued and outstanding	288	288
Additional paid-in capital	-	24,712
Accumulated deficit	(3,517,530)	(445)
Total Stockholders’ Deficit	(3,517,189)	24,555
Total Liabilities and Stockholders’ Deficit	$117,330,311	$329,786

The accompanying notes are an integral part of these unaudited financial statements

AETHERIUM ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Three Months Ended
March 31, 2022
(Unaudited)
Formation and operating costs	$(287,320)
Loss from operations	(287,320)

Other income and expense:
Unrealized Loss from marketable securities held in Trust Account	(51,538)
Net Loss	$(338,858)

Weighted average shares outstanding of Class A common stock	11,761,200
Basic and diluted net loss per common stock	(0.02)
Weighted average shares outstanding of Class B common stock	2,875,000
Basic and diluted net loss per common stock	(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

AETHERIUM ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2022	-	$-	2,875,000	$288	$24,712	$(445)	$24,555
Sale of IPO Units	11,500,000	1,150	-	-	114,998,850	-	115,000,000
Sale of Private Placement Units	528,500	53	-	-	5,284,947	-	5,285,000
Offering and Underwriting costs	-	-	-	-	(6,762,886)	-	(6,762,886)
Class A Common Stock subject to possible redemption	(11,500,000)	(1,150)	-	-	(116,723,850)	-	(116,725,000)
Accretion APIC to deficit	-	-	-	-	3,178,227	(3,178,227)	-
Net Loss	-	-	-	-	-	(338,858)	(338,858)
Balance – March 31, 2022	528,500	$53	2,875,000	$288	$-	$(3,517,530)	$(3,517,189)

The accompanying notes are an integral part of these unaudited financial statements

AETHERIUM ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

Cash flow from operating activities:
Net loss	$(338,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized Loss from securities held in Trust Account	(51,538)
Changes in operating assets and liabilities:
Deferred offering cost	304,786
Prepaid expenses	(145,125)
Accrued expenses	(85,379)
Net cash used in operating activities	(316,114)

Cash flows from investing activities:
Investment of cash in Trust Account	(116,621,924)
Net cash used in investing activities	(116,621,924)

Cash flow from financing activities:
Proceeds from sale of Units, net of underwriting discount paid	112,262,114
Proceeds from sale of private placement units	5,285,000
Repayment of promissory note - related party	(122,352)
Net cash provided by financing activities	117,424,762

Net change in cash	486,724
Cash at the beginning of the period	25,000
Cash at the end of the period	$511,724

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	4,025,000
Value of Class A common stock subject to possible redemption	116,725,000

The accompanying notes are an integral part of these unaudited financial statements

AETHERIUM ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 1, 2022 through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below) and searching for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is Aetherium Capital Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 29, 2021. On January 3, 2022, the Company consummated its Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $115,000,000 (the “Initial Public Offering”), and incurring offering costs of $6,762,886, of which $4,025,000 was for deferred underwriting commissions (see Note 6). The Company granted the underwriter a 45-day option to purchase up to an additional 1,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. On January 3, 2022, the over-allotment option was exercised in full.

Simultaneously with the closing of the Company’s initial public offering (the “Initial Public Offering” or “IPO”), the Company consummated the private placement of an aggregate of 528,500 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $5,285,000 (the “Private Placement”) (see Note 4).

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

AETHERIUM ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

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

AETHERIUM ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

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

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Note 2 — Summary of Significant Accounting Policies

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

AETHERIUM ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022, the Company had $511,724 of cash in its operating bank account.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering executed on January 3, 2022 and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from January 1, 2022 to March 31, 2022.

Net Loss Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock shares, by the weighted average number of Class A and Class B non-redeemable common stock shares outstanding for the period. Non-redeemable Class A and Class B common stock shares includes the Founder Shares and non-redeemable common stock shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

AETHERIUM ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net income per common share:

For The Three Months Ended March 31, 2022
Class A common stock
Numerator: net loss allocable to Class A common stock	(282,419)
Denominator: weighted average number of Class A common stock	11,761,200
Basic and diluted net income per redeemable Class A common stock	$(0.02)

Class B common stock
Numerator: net loss allocable to Class B common stock	(56,439)
Denominator: weighted average number of Class B common stock	2,875,000
Basic and diluted net loss per Class B common stock	$(0.02)

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. As of March 31, 2022, there were 11,500,000 shares of Class A Common Stock sold as part of the Units in the Public Offering issued and subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On March 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

AETHERIUM ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the IPO, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — INITIAL PUBLIC OFFERING

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

As of January 3, 2022, the Company incurred offering costs of approximately $6,762,886, of which $4,025,000 was for deferred underwriting commissions.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 528,500 Placement Units at a price of $10.00 per Placement Unit ($5,285,000 in the aggregate).

The proceeds from the sale of the Placement Units were added to the net proceeds from the IPO held in the Trust Account. The Placement Units are identical to the Units sold in the Initial Public Offering, except for the placement warrants (“Placement Warrants”). If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. In June 2021, the Sponsor transferred 20,000 shares each to the Company’s Chief Executive Officer and David Kopp, 15,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s independent director nominees. In July 2021, the Sponsor also transferred 431,250 shares to ARC Group Limited. In November 2021, ARC Group Limited transferred 140,400 shares to Max Mark Capital Limited, 140,400 shares to Jonathan Chan, and 10,000 shares to Mei Eng Goy. ARC Group Limited purchased its net 140,450 shares in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Each of the transfers above were completed at the same per share purchase price as the Sponsor paid for the founder shares, or $0.009. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the IPO (excluding the placement units and underlying securities). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. As of March 31, 2022, the Sponsor owned 2,358,750 shares of Class B common stock. As the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture.

AETHERIUM ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

The initial stockholders have agreed not to transfer, assign or sell any of the shares of Class B common stock (except to certain permitted transferees) until the earlier to occur of: (A) six months after the completion of the Company’s initial business combination and (B) subsequent to the Company’s initial business combination, (x) if the reported last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the Company’s initial business combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022, there was no amount outstanding under any Working Capital Loan.

Administrative Services Arrangement

The Company’s financial advisor has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the financial advisor $10,000 per month for these services. For the period from January 1, 2022 to March 31, 2022, the Company has recognized $30,000 operating cost for the service provided by ARC Group Ltd. under this agreement.

Note 6 — Commitments and Contingencies

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

AETHERIUM ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 6 — Commitments and Contingencies (Continued)

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

Note 7 – Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On March 31, 2022, there were there were 528,500 shares of Class A Common Stock issued and outstanding, excluding 11,500,000 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On January 3, 2022, as the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture. At March 31, 2022, there were 2,875,000 shares of Class B common stock issued and outstanding. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial business combination on a one-for-one basis.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2022, there were no preferred shares issued or outstanding.

Note 8 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to May 12, 2022, the date the unaudited financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer to Aetherium Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included herein.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on April 15, 2021 for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the IPO and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

All activity through March 31, 2022 relates to our formation, IPO (as defined below), and search for a prospective initial business combination target.

We are incurring significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 1, 2022 through March 31, 2022 were organizational activities, those necessary to consummate the IPO, as described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net loss of $338,858, which consisted of unrealized loss from marketable securities held in the Trust Account of $51,538 and operating costs of $287,320.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at March 31, 2022, the Company had $511,724 of cash in its operating bank account and a working capital of $559,349. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

On January 3, 2022, the Company consummated its Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $115,000,000 (the “Initial Public Offering,” or “IPO”), and incurring offering costs of $6,762,886, of which $4,025,000 was for deferred underwriting commissions. The Company granted the underwriter a 45-day option to purchase up to an additional 1,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. On January 3, 2022, the over-allotment option was exercised in full. Simultaneously with the consummation of the closing of the IPO, the Company consummated the private placement of an aggregate of 528,500 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $5,285,000 (the “Private Placement”). A total of $116,725,000 of the net proceeds from the IPO and the Private Placement was deposited in a trust account established for the benefit of the Company’s public stockholders. The proceeds held in the trust account were invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. A total of $1,451,900 was deposited into the operating account of the Company.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of the IPO, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the IPO held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the Placement Units, and may as a result be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Related Party Transactions

The Sponsor advanced the Company an aggregate of $122,352 of up to $300,000 to cover expenses related to the IPO. The note is non-interest bearing and payable on the earlier of the consummation of the Initial Public Offering or the date on which the Company determines not to proceed with the Initial Public Offering. Following the IPO on January 3, 2022, a total of $122,352 under the promissory note was repaid on January 6, 2022.

On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. In June 2021, the Sponsor transferred 20,000 shares each to the Company’s Chief Executive Officer and David Kopp, 15,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s independent director nominees. In July 2021, the Sponsor also transferred 431,250 shares to ARC Group Limited. In November 2021, ARC Group Limited transferred 140,400 shares to Max Mark Capital Limited, 140,400 shares to Jonathan Chan, and 10,000 shares to Mei Eng Goy. ARC Group Limited purchased its net 140,450 shares in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Each of the transfers above were completed at the same per share purchase price as the Sponsor paid for the founder shares, or $0.009. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the IPO (excluding the Placement Units and underlying securities). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. As of March 31, 2022, the Sponsor owned 2,358,750 shares of Class B common stock. As the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022, there was no amount outstanding under any Working Capital Loan.

On January 3, 2022, concurrent with the closing of the IPO, the Sponsor purchased an aggregate of 528,500 Placement Units at a price of $10.00 per unit for an aggregate purchase price of $5,285,000. Each Placement Unit consists of one share of Class A common stock and one warrant. Each warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. There are no redemption rights or liquidating distributions from the trust account with respect to the founder shares, the placement shares, or the placement warrants, which will expire worthless if we do not consummate a Business Combination within 15 months from the closing of the IPO, or April 3, 2023. The Placement Units are identical to the units sold in the IPO except that the Placement Units and their component securities (a) will not be transferable, assignable or saleable until 30 days after the consummation of our initial Business Combination except to permitted transferees and (b) so long as they are held by our Sponsor or its permitted transferees, will be entitled to registration rights.

Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and placement shares (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend our Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or certain amendments to our Amended and Restated Certificate of Incorporation prior thereto or to redeem 100% of our public shares if we do not complete our initial Business Combination within 15 months from the completion of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activities and (iii) if we fail to consummate a Business Combination within 15 months from the completion of the IPO or if we liquidate prior to the expiration of the 15-month period. However, our initial stockholders will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a Business Combination or liquidate within the 15-month period.

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

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2022, there were none critical accounting policies.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

The Company is not party to any legal proceedings as of the filing date of this Form 10-Q.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO dated December 29, 2021 and filed with the SEC on January 3, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Securities

None.

Use of Proceeds

For a description of the use of the proceeds generated in the IPO, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Related Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on January 4, 2022).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 filed with the Form 8-K filed by the Registrant on January 4, 2022).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AETHERIUM ACQUISITION CORP.

Date: May 12, 2022	By:	/s/ Jonathan Chan
Jonathan Chan
Chief Executive Officer

Date: May 12, 2022	By:	/s/ Alex Lee
Alex Lee Chief Financial Officer

