Form 10-K
period 2022-12-31
Aetherium Acquisition Corp
filed 2023-04-17
CIK 1866547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 31, 2023, there were 2,991,003 shares of redeemable Class A common stock, 528,500 shares of non-redeemable Class A common stock, par value $0.0001 per share, and 2,875,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $113.97   million.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AETHERIUM ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2022

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	proceeds being available in trust upon the consummation of our initial business combination; or

●	financial performance following the IPO.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” in our IPO prospectus, dated December 29, 2021 and filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

part I

ITEM 1. BUSINESS

Introduction

We are a blank check company incorporated in April 2021 as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. To date, our efforts have been limited to organizational activities, activities related to our initial public offering and search for an initial business combination target. Our efforts to identify a prospective target business will not be limited to a particular business, industry or sector or geographical region, although we intend to focus on businesses in the education, training and education technology (“EdTech”) industries, specifically in Asia (excluding China). Our Amended and Restated Certificate of Incorporation provides that we shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau).

The Registration Statement for our initial public offering was declared effective on December 29, 2021 (the “Initial Public Offering,” or “IPO”). On January 3, 2022, we consummated the IPO of 11,500,000 units (the “Units” and each Unit consists of one share of Class A common stock (the “Public Shares”), and one redeemable warrant, with respect to shares of Class A common stock included in the Units at $10.00 per Unit, generating gross proceeds of $115,000,000, and incurring offering costs of $6,755,007, of which $4,025,000 was for deferred underwriting commissions. We granted the underwriter a 45-day option to purchase up to an additional 1,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. On January 3, 2022, the over-allotment option was also exercised in full.

Simultaneously with the consummation of the closing of the Offering, we consummated the private placement of an aggregate of 528,500 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $5,285,000 (the “Private Placement”). The Placement Units are identical to the Units sold in the IPO.

Following the closing of the Initial Public Offering on January 3, 2022, an amount of $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Placement Units was placed in a trust account (the “Trust Account”), located in the United States and held as cash or may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the consummation of a Business Combination or (ii) the liquidation of the funds in the Trust Account to our stockholders.

At the time of the IPO, our Amended and Restated Certificate provided that if we are unable to complete an initial business combination within fifteen (15) months from the closing of the Initial Public Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account, and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On March 23, 2023, we held a Special Meeting of our stockholders seeking approval to amend our Amended and Restated Certificate of Incorporation, to extend the date by which we must consummate a business combination up to twelve (12) times (the “Charter Amendment”), each such extension for an additional one (1) month period from April 3, 2023 to April 3, 2024. We also sought approval to amend the investment management trust agreement, dated as of December 29, 2021, by and between us and Continental Stock Transfer & Trust Company, allowing us to extend the date by which the Company must consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period, until April 3, 2024, by depositing into the trust account established for the benefit of the Company’s public stockholders the lesser of (A) $0.055 per non-redeeming publicly held share of common stock and (B) $150,000 (the “Extension Payment”) for each one-month extension. Both proposals were approved.

Our Company

We are a blank check company incorporated in April 2021 as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to this offering. Our efforts to identify a prospective target business will not be limited to a particular business, industry or sector or geographical region, although we intend to focus on businesses in the education, training and education technology (“EdTech”) industries, specifically in Asia (excluding China). Our Amended and Restated Certificate of Incorporation provides that we shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

While we may pursue an initial business combination target in any business, industry or sector or geographical location, we intend to focus on businesses in the education, training and EdTech industries, specifically in Asia (excluding China). Our Amended and Restated Certificate of Incorporation provides that we shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). We believe that combining our company with a leading high-growth education, training and EdTech company will fuel organic growth and provide a platform for future acquisitions. We will be focusing our search on companies built on disruptive technologies and business platforms. We believe this is the key to gain competitive advantages. With the application of additional capital through our company, we believe we will be able to fast track technological advancement, employ cutting edge design, and improve processes.

Our Management Team

Our management team is led by Jonathan Chan, our Chairman of the Board and Chief Executive Officer, and Alex Lee, our Chief Financial Officer.

Jonathan Chan is the founder and Managing Partner of Vigilant Assets Pte. Ltd., an investment advisory firm. He is also the founder and CEO of Jules Corporation (“JULES”), where over the past six years he has devoted his efforts and expertise in building his network in the education and EdTech ecosystem. Driven by the JULES mission “to prepare our children for jobs of the future,” Mr. Chan is credited in leading the creation of the world’s first Digital Literacy curriculum for preschoolers, teaching “Computational Thinking and digital life” skills during the early childhood years. The JULES “School of Fish” curriculum is acknowledged as an innovative and awarded product in its category. JULES efforts as a social enterprise have received global recognition and accolades at the World Economic Forum as well as by education ministries and UNICEF as playing a pioneering and catalytic role in empowering young children with critical digital literacy skills as a foundation for life-long learning. Prior to being a technopreneur, Mr. Chan spent 27 years in banking and corporate finance covering the technology, media and telecom sectors. Mr. Chan has held senior positions as the Asia Head of Technology Investment Banking at Salomon Smith Barney/Citibank and as Head of Investment Banking, Southeast Asia at CLSA Merchant Bankers Limited where he was credited with structuring the most original deal for the listing of the first independent REIT in Singapore. Mr. Chan has been featured in CNBC, The Straits Times, Channel NewsAsia and Education Technology Insights, and spoken at conferences around the world including the Red Herring Global, Edutech Asia, Global Blockchain Foundation, EdTechX, Wall St. Digital Live, Global Education Technology Summit, and the Global EdTech Start-up Awards. Mr. Chan is an acknowledged thought leader in promoting the “blockchain in education” initiatives and a frequent speaker on this subject at numerous conferences. Mr. Chan has also held director roles in M&A at British Telecom and Cable & Wireless. Mr. Chan holds an MBA from Washington University’s Olin School of Business and a B.Sc. in Finance from Indiana University’s Kelly School of Business.

Alex Lee is a managing director of Vigilant Assets Pte. Ltd. and has over 20 years of experience in various hardware and software technology driven sectors, encompassing DNS (Domain Name System) SaaS, digital media/marketing, and most recently, blockchain/distributed ledger technology. In addition to holding corporate positions and founding several companies, he has spent more than 15 years advising and creating cross-border business partnerships and investments in Asia and the U.S. Mr. Lee is currently the founder and CEO of Liquidigy.com, a security token issuance and investment platform and an active digital assets portfolio manager and angel investor. He also co-founded BITCV Foundation, a Singapore-based organization focused on the development of blockchain-powered technologies, solutions and applications that facilitates the management of blockchain assets. Prior to this, Mr. Lee worked in China for 13 years serving as Director of International Affairs at China Internet Network Information Center and was co-founder of two start-ups: NameRich.cn, a China-based domain name registrar (acquired 2012) and the Dot Trademark Registry, one of the world’s first Chinese language domain name registries. He was also Director of Strategic Partnerships at BlueFocus International in Silicon Valley where he was responsible for creating and managing synergies between BlueFocus International’s portfolio agencies and BlueFocus Communication Group headquartered in Beijing, China. Active in the blockchain/crypto space since 2017, he is an active investor in several high-profile ventures and numerous early-stage ventures, primarily focused on digital securities, Decentralized Finance and digital art & collectibles NFTs (Non-Fungible Tokens). During the internet v1.0 years, Mr. Lee worked at First MediaWorks where he led the company’s flagship account with ABC Radio Networks and spearheaded the launch of over 30 owned-and-operated radio stations’ first websites in 10 markets around the U.S., including WPLJ, KLOS, KSFO, KGO and WMAL. Mr. Lee graduated with a B.A. degree in Cultural Anthropology from Northeastern University and holds FINRA Series 63 and SIE qualifications.

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

Since December 30, 2021, the date our securities began trading on Nasdaq, we have paid ARC Group Limited, our financial advisor $10,000 per month for our office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “GMFIU” on December 30, 2021. The Class A common stock and warrants comprising the units began trading separately on February 18, 2022. Our Class A common stock and warrants are traded on Nasdaq under the symbols “GMFI” and “GMFIW,” respectively.

Holders of Record

As of April 14, 2023, there were 3,519,503 of our shares of Class A common stock issued and outstanding held by approximately 2 stockholders of record, and there were 2,875,000 of our shares of Class B common stock issued and outstanding held by approximately 10 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness subsequent to the initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities.

Use of Proceeds

On January 3, 2022, we completed our Initial Public Offering of 11,500,000 Units, including the issuance of 1,500,000 Units as a result of the underwriter’s full exercise of its over-allotment option. The Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $115,000,000.

Simultaneously with the consummation of the Initial Public Offering, we completed a Private Placement of an aggregate of 528,500 Placement Units at a price of $10.00 per Placement Unit, generating total gross proceeds of $5,285,000. The Placement Units are identical to the Units sold in the IPO. The holders have agreed not to transfer, assign or sell any of the Placement Units or underlying securities (except in limited circumstances) until 30 days after completion of our initial business combination. The holders were also granted certain demand and piggyback registration rights in connection with the purchase of the Placement Units. The Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

A total of $116,725,000 of the net proceeds from the IPO and the Private Placement was deposited in the Trust Account, over which Continental Stock Transfer & Trust Company is trustee, which was established for the benefit of our public stockholders. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our tax obligations, and up to $100,000 of interest that may be used for our dissolution expenses, the proceeds from the IPO and the sale of the Placement Units will not be released from the Trust Account until the earliest to occur of: (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our Amended and Restated Certificate of Incorporation prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of this offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activities, and (c) the redemption of our public shares if we are unable to complete our initial business combination within 15 months from the closing of this offering, subject to applicable law.

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

All activity through December 31, 2022 relates to our formation, IPO, and search for a prospective initial business combination target.

We are incurring significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 15, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net loss of $623,874  , which consisted of realized gain on marketable securities held in our Trust Account of $1,189,699 offset by formation and operational costs of $1,405,790, franchise tax of $200,050 and provision for income tax of $207,733.

Liquidity and Capital Resources

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account, if any, to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As December 31, 2022, the Company has borrowed $91,124 under such loans.

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

As indicated in the accompanying financial statements, at December 31, 2022, the Company had $334   of cash in its operating bank account and a working capital of $112,922,795.  Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

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

Related Party Transactions

The Sponsor loaned   the Company an aggregate of $122,352 of up to $300,000 to cover expenses related to the IPO. The note is non-interest bearing and payable on the earlier of the consummation of the Initial Public Offering or the date on which the Company determines not to proceed with the Initial Public Offering. Following the IPO of the Company on January 3, 2022, a total of $122,352 under the promissory note was repaid on January 6, 2022.

On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. In June 2021, the Sponsor transferred 20,000 shares each to the Company’s Chief Executive Officer and David Kopp, 15,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s independent director nominees. In July 2021, the Sponsor also transferred 431,250 shares to ARC Group Limited. In November 2021, ARC Group Limited transferred 140,400 shares to Max Mark Capital Limited, 140,400 shares to Jonathan Chan, and 10,000 shares to Mei Eng Goy. ARC Group Limited purchased its net 140,450 shares in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Each of the transfers above were completed at the same per share purchase price as the Sponsor paid for the founder shares, or $0.009. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of this offering (excluding the placement units and underlying securities). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. As of December 31, 2022, the Sponsor owned 2,358,750 shares of Class B common stock. As the underwriters’ over-allotment option has been exercised in full, none of the Sponsor shares were forfeited.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As December 31, 2022, the Company has borrowed $91,124 under such loans.

Our sponsor purchased an aggregate of 528,500 placement units at a price of $10.00 per unit for an aggregate purchase price of $5,285,000. Each placement unit consists of one share of Class A common stock and one warrant. Each warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, the placement shares, or the placement warrants, which will expire worthless if we do not consummate a business combination within 15 months from the closing of this offering. The placement units are identical to the units sold in the IPO except that the placement units and their component securities (a) will not be transferable, assignable or saleable until 30 days after the consummation of our initial business combination except to permitted transferees and (b) so long as they are held by our sponsor or its permitted transferees, will be entitled to registration rights.

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

Pursuant to a registration rights agreement we have entered into with our initial stockholders, we may be required to register certain securities for sale under the Securities Act. These holders, and holders of units issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. We will bear the costs and expenses of filing any such registration statements. See the section of this Annual Report entitled “Certain Relationships and Related Party Transactions.”

On March 23, 2023, we held a Special Meeting of our stockholders seeking approval to amend our Amended and Restated Certificate of Incorporation, to extend the date by which we must consummate a business combination up to twelve (12) times (the “Charter Amendment”), each such extension for an additional one (1) month period from April 3, 2023 to April 3, 2024. We also sought approval to amend the investment management trust agreement, dated as of December 29, 2021, by and between us and Continental Stock Transfer & Trust Company, allowing us to extend the date by which the Company must consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period, until April 3, 2024, by depositing into the trust account established for the benefit of the Company’s public stockholders the lesser of (A) $0.055 per non-redeeming publicly held share of common stock and (B) $150,000 (the “Extension Payment”) for each one-month extension. Both proposals were approved.

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2022, there were no critical accounting policies.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2022 due to the material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC and its staff’s guidance on redeemable equity instruments, and management’s subsequent re-evaluation of its Prior Financials, the Company determined that there were errors in its accounting for its complex financial instruments and related disclosure. Management concluded that a deficiency in inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping and that such failure constituted a material weakness.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the material weaknesses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers  .

Name	Age	Position

Jonathan Chan	58	Chairman, Chief Executive Officer and Director

Alex Lee	48	Chief Financial Officer

Lim How Teck	72	Director

Mariana Kou	39	Director

Charles Abelmann	57	Director

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for a specific term of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that the board of directors shall elect one or more Chief Executive Officers, a Chief Financial Officer, a Secretary and such other officers (including without limitation, a Chairman of the Board, a Vice Chairman of the Board, Presidents, Vice Presidents, Assistant Secretaries and a Treasurer) as the board of directors from time to time may determine. Any Chief Executive Officer or President may also appoint such other officers (including without limitation one or more Vice Presidents and Controllers) as may be necessary or desirable for the conduct of the business of the Company. Such other officers will have such powers and duties and shall hold their offices for such terms as may be provided in the bylaws or as may be prescribed by the board of directors or, if such officer has been appointed by any Chief Executive Officer or President, as may be prescribed by the appointing officer.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board has determined that all of our directors, other than Mr. Chan, are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

A copy of our Audit Committee Charter is filed as Exhibit 99.1 to this Annual Report.

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

Notwithstanding the foregoing, as indicated above, other than the payment to our financial advisor of $10,000 per month, for up to 15 months, for office space  , utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC. A copy of our Compensation Committee Charter is filed as Exhibit 99.2 to this Annual Report.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Our independent directors will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as Exhibit 14.1 to this Annual Report. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 31, 2023 the number of shares of Class A common stock and Class B common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Class A common stock and Class B common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 31, 2023, we had 2,991,003 shares of Class A common stock and 2,875,000 shares of Class B common stock, issued and outstanding. The Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of April 14, 2023.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
Jonathan Chan(1)(2)	3,047,650	47.7%
Alex Lee(1)	15,000	*
Lim How Teck(1)	10,000	*
Mariana Kou(1)	10,000	*
Charles Abelmann(1)	10,000	*
All officers and directors as a group	3,092,650	48.4%
(5 individuals)

Holders of 5% or more
Aetherium Capital Holdings LLC(3)	2,887,250	45.2%
Feis Equities LLC(4)	511,908	8.0%
Hudson Bay Capital Management LP(5)	780,000	12.2%
First Trust Merger Arbitrage Fund (6)	651,500	10.2%
First Trust Capital Management L.P. (6)	663,500	10.4%
First Trust Capital Solutions L.P. (6)	663,500	10.4%
FTCS Sub GP LLC (6)	663,500	10.4%
Shaolin Capital Management LLC	615,100	9.6%

* Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the entities and individuals is c/o Aetherium Acquisition Corp., 79B Pemberwick Rd., Greenwich, CT 06831.

(2)	Includes shares owned by Aetherium Capital Holdings LLC, over which Jonathan Chan, as manager, has voting and dispositive power. Mr. Chan disclaims beneficial ownership of such shares, except to the extent of his respective pecuniary interest therein.

(3)	Jonathan Chan, our Chairman and Chief Executive Officer, as manager, has voting and dispositive power over the shares owned by Aetherium Capital Holdings LLC.

(4)	Based on a Schedule 13G filed on August 25, 2022, Lawrence M. Feis is the Managing Member of Feis Equities LLC, and accordingly Mr. Feis may be deemed to be the beneficial owner of the 816,234 shares of Class A common stock held by Feis Equities LLC. The address of the holder is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.

(5)

Based on a Schedule 13G filed on February 8, 2023. Mr. Sanders Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Hudson Bay Capital Management LP, and accordingly Mr. Gerber may be deemed to be the beneficial owner of the shares of Class A common stock held by Hudson Bay Capital Management LP. The address of the holder is 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830.

(6)

Based on a Schedule 13G filed on February 14, 2023. The Schedule 13G was filed jointly by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”). As of December 31, 2022, VARBX owned 651,500 shares of outstanding Common Stock, while FTCM, FTCS and Sub GP collectively owned 663,500 shares of the outstanding Common Stock. As an investment adviser, FTCM has the authority to invest the funds of its Client Accounts in securities as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any shares of Common Stock held in the Client Accounts. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the shares reported in the Schedule 13G. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any shares for their own accounts. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

(7)

Based on a Schedule 13G filed on February 14, 2023. Shaolin Capital Management LLC, a company incorporated under the laws of State of Delaware, which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC being managed accounts advised by the Shaolin Capital Management LLC. The filing Schedule 13G should not be construed as an admission that the Reporting Person is, for the purposes of Section 13 of the Act, the beneficial owner of the Shares reported therein. The address of the holder is 230 NW 24th Street, Suite 603, Miami, FL 33127.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. In June 2021, the Sponsor transferred 20,000 shares each to our Chief Executive Officer and David Kopp, 15,000 shares to our Chief Financial Officer and 10,000 shares to each of our independent director nominees. In July 2021, the Sponsor also transferred 431,250 shares to ARC Group Limited. In November 2021, ARC Group Limited transferred 140,400 shares to Max Mark Capital Limited, 140,400 shares to Jonathan Chan, and 10,000 shares to Mei Eng Goy. ARC Group Limited purchased its net 140,450 shares in consideration of services provided by such party as our financial advisor in connection with the Initial Public Offering. Each of the transfers above were completed at the same per share purchase price as the Sponsor paid for the founder shares, or $0.009. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering (excluding the placement units and underlying securities). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to us by the aggregate number of founder shares issued. As of December 31, 2022, the Sponsor owned 2,358,750 shares of Class B common stock. Up to 375,000 of such shares held by our sponsor are subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On January 3, 2022, as the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture.

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

Promissory Note – Related Party

On May 10, 2021, the Sponsor issued to us an unsecured promissory note, pursuant to which we may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of the consummation of the Initial Public Offering or the date on which we determine not to proceed with the Initial Public Offering. These amounts will be repaid shortly after completion of the Initial Public Offering out of the $660,000 of offering proceeds that has been allocated for the payment of offering expenses. Following the IPO of the Company on January 3, 2022, a total of $122,352 under the promissory note was repaid on January 6, 2022 and therefore this note was terminated.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022, the Company has borrowed $91,124 under any Working Capital Loan.

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

In addition, our audit committee, pursuant to a written charter that we adopted on December 29, 2021, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter is filed as Exhibit 99.1 to this Annual Report. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	Payment of $310,000 to an affiliate of Sponsor, which paid certain expenses directly on behalf of the Company.

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of fees paid or to be paid to MaloneBailey, LLP   (“MaloneBailey”) for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MaloneBailey in connection with regulatory filings. The aggregate fees of MaloneBailey for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC totaled approximately $72,500 for the period from April 15, 2021 (inception) through December 31, 2021 and $42,500 for the year ended December 31, 2022. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the period from April 15, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022, we did not pay MaloneBailey any audit-related fees.

Tax Fees. We have not paid MaloneBailey any fee for tax return services, planning and tax advice for the period from April 15, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022.

All Other Fees. We did not pay MaloneBailey for any other services for the period from April 15, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022.

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

Exhibit No.	Description

1.1	Underwriting Agreement, dated December 29, 2021, by and among the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Registrant on January 4, 2022).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on January 4, 2022).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 filed with the Form 8-K filed by the Registrant on January 4, 2022).
3.3*	Amendment to the Amended and Restated Certificate of Incorporation, dated as of April 3, 2023
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on December 23, 2021).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on July 21, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on December 23, 2021).
4.4	Warrant Agreement, dated December 29, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on January 4, 2022).
4.5*	Description of Securities
10.1	Promissory Note, dated May 10, 2021, issued to Aetherium Capital Holdings LLC (incorporated by reference to Exhibit 10.2 filed with the Form S-1 filed by the Registrant on July 21, 2021).
10.2	Subscription Agreement, dated May 11, 2021, between the Registrant and Aetherium Capital Holdings LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on July 21, 2021).
10.3	Letter Agreement, dated December 29, 2021, by and among the Company, its officers and directors, the Sponsor and certain other stockholders party thereto (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 4, 2022).
10.4	Investment Management Trust Agreement, dated December 29, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on January 4, 2022).
10.5	Registration Rights Agreement, dated December 29, 2021, by and among the Company, the Sponsor, and certain other stockholders party thereto (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on January 4, 2022).
10.6	Administrative Support Agreement, dated December 29, 2021, by and between the Company and ARC Group Limited (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on January 4, 2022).
10.7	Form of Indemnity Agreement, dated December 29, 2021, by and between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on January 4, 2022).
10.8	Private Placement Unit Subscription Agreement, dated December 29, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on January 4, 2022).
14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 filed with the Registration Statement on Form S-1 filed by the Registrant on July 21, 2021)
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter
99.2	Compensation Committee Charter
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AETHERIUM ACQUISITION CORP.

Dated: April 17, 2023	By:	/s/ Jonathan Chan
	Name:	Jonathan Chan
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Chan	Chief Executive Officer and Chairman	April 17, 2023
Jonathan Chan	(Principal Executive Officer)

/s/ Alex Lee	Chief Financial Officer	April 17, 2023
Alex Lee	(Principal Accounting and Financial Officer)

/s/ Lim How Teck	Director	April 17, 2023
Lim How Teck

/s/ Mariana Kou	Director	April 17, 2023
Mariana Kou

/s/ Charles Abelmann	Director	April 17, 2023
Charles Abelmann

AETHERIUM ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page(s)
Report of Independent Registered Public Accounting Firm (PCAOB ID No: 206)	F-2
Audited Financial Statements:
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from April 15, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2022 and for the period from April 15, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from April 15, 2021 (inception) through December 31, 2021	F-6
Notes to the Audited Financial Statements	F-7 - F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Aetherium Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aetherium Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity , and cash flows for the year ended December 31, 2022 and for the period from April 15, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from April 15, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2021.
Houston, Texas
April 17, 2023

AETHERIUM ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Cash	$334	$25,000
Deferred offering costs	-	304,786
Cash and marketable securities held in trust account	117,914,699	-
Total Current Assets	117,915,033	329,786

Total assets	$117,915,033	$329,786

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$468,331	$182,879
Franchise tax payable	200,050	-
Income tax payable	207,733	-
Working capital loan – related party	91,124	-
Promissory note – related party	-	122,352
Deferred underwriter fee payable	4,025,000
Total current liabilities	4,992,238	305,231

Total liabilities	4,992,238	305,231

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 11,500,000 shares at redemption value ($10.25 per share) and none issued and outstanding, respectively	117,914,699	-

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common shares, $0.0001 par value; 100,000,000 shares authorized; 528,500 (excluding 11,500,000 Class A shares subject to redemption) and none issued and outstanding, respectively	53	-
Class B common shares, par value $0.0001; 10,000,000 shares authorized; 2,875,000 issued and outstanding	288	288
Additional paid-in capital	-	24,712
Accumulated deficit	(4,992,245)	(445)
Total Stockholders’ Equity (Deficit)	(4,991,904)	24,555
Total Liabilities and Stockholders’ Equity (Deficit)	$117,915,033	$329,786

The accompanying notes are an integral part of these audited financial   statements.

AETHERIUM ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Period from April 15, 2021 (inception) through
	December 31, 2022	December 31, 2021
Formation and operating costs	$(1,405,790)	$(445)
Franchise tax	(200,050)	-
Loss from operations	(1,605,840)	(445)

Other income and expense:
Investment income earned on investments held in Trust Account	1,189,699	-
Other income (loss)	$1,189,699	$-

Loss before provision for income taxes:	(416,141)	(445)
Provision for income taxes	(207,733)	-
Net Loss	$(623,874)	$(445)

Weighted average shares outstanding of Class A common stock	11,962,590	-
Basic and diluted net income (loss) per Class A common stock	$(0.04)	$-
Weighted average shares outstanding of Class B common stock	2,875,000	2,875,000
Basic and diluted net income (loss) per Class B common stock	$(0.04)	$(0.00)

The accompanying notes are an integral part of these audited financial statements.

AETHERIUM ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2022

AND FOR THE PERIOD FROM APRIL 15, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

							Total
	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2022	-	$-	2,875,000	$288	$24,712	$(445)	$24,555
Sale of IPO Units	11,500,000	1,150	-	-	114,998,850	-	115,000,000
Sale of Private Placement Units	528,500	53	-	-	5,284,947	-	5,285,000
Offering and Underwriting costs	-	-	-	-	(6,762,886)	-	(6,762,886)
Class A Common Stock subject to possible redemption	(11,500,000)	(1,150)	-	-	(116,723,850)	-	(116,725,000)
Accretion APIC to deficit	-	-	-	-	3,178,227	(3,178,227)	-
Re-measurement of Class A common stock subject to redemption	-	-	-	-	-	(1,189,699)	(1,189,699)
Net loss	-	-	-	-	-	(623,874)	(623,874)
Balance – December 31, 2022	528,500	$53	2,875,000	$288	$-	$(4,992,245)	$(4,991,904)

	Class B		Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – April 15, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(445)	(445)
Balance – December 31, 2021	2,875,000	$288	$24,712	$(445)	$24,555

The accompanying notes are an integral part of these audited financial statements.

AETHERIUM ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from April 15, 2021 (inception) through December 31, 2021
Cash flow from operating activities:
Net loss	$(623,874)	$(445)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(1,189,699)	-
Expenses paid by related party	-	445
Changes in operating assets and liabilities:
Deferred offering cost	304,786	-
Franchise tax payable	200,050	-
Income tax payable	207,733	-
Accrued expenses	285,452	-
Net cash used in operating activities	(815,552)	-

Cash flows from investing activities:
Investment of cash in Trust Account	(116,725,000)	-
Net cash used in investing activities	(116,725,000)	-

Cash flow from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from sale of Units, net of underwriting discount paid	112,262,114	-
Proceeds from sale of private placement units	5,285,000	-
Proceeds from Working Capital Loan	91,124	-
Repayment of promissory note - related party	(122,352)	-
Net cash provided by financing activities	117,515,886	25,000

Net change in cash	(24,666)	25,000
Cash at the beginning of the period	25,000	-
Cash at the end of the period	$334	$25,000

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	-	182,879
Deferred offering costs included in promissory note	-	122,352
Deferred underwriting fee payable	4,025,000	-
Value of Class A common stock subject to possible redemption	116,725,000	-
Re-measurement of Class A common stock subject to redemption	1,189,699	-

The accompanying notes are an integral part of these audited financial statements.

AETHERIUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from April 15, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below) and searching for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

NOTES TO FINANCIAL STATEMENTS

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

The Company had 15 months from the closing of the Initial Public Offering (See Note 3) to consummate a Business Combination (the “Combination Period”). On March 23, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved the proposal to amend the Company’s amended and restated certificate of incorporation, to extend the date by which the Company must consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period from April 3, 2023 to April 3, 2024, by depositing into the trust account established for the benefit of the Company’s public stockholders the lesser of (A) $0.055 per non-redeeming publicly held share of common stock and (B) $150,000 (the “Extension Payment”) for each one-month extension. In connection with such proposal, stockholders elected to redeem 8,508,997 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), which represents approximately 74% of the shares that were part of the units that were sold in the Company’s IPO. Following such redemptions, $31,056,217 will remain in the trust account and 2,991,003 shares of Class A Common Stock will remain issued and outstanding. On April 3, 2022, the Company’s Sponsor has deposited into the Company’s trust account $150,000 (representing $0.055 per public share) to extend the period of time it has to consummate its initial business combination by three months from April 3, 2023 to May 3, 2023.

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

NOTES TO FINANCIAL STATEMENTS

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

Liquidity and Management’s Plans

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. The Company have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the business combination. However, there is no assurance that the Company’s plans to consummate an initial Business Combination will be successful within the Combination Period.

Going Concern Consideration

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

AETHERIUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022, the Company had $334  of cash in its operating bank account. As of December 31, 2022, the Company had no cash equivalents.

Cash and Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income earned on investment held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds.

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

The Company’s effective tax rate was -49.9% for the year ended December 31, 2022, primarily due to valuation allowance on the deferred tax assets. The Company’s effective tax rate was 0.0% for the period from April 15, 2021 (inception) through December 31, 2021.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes for the year ended December 31, 2022 was $207,733. The provision for income taxes for the year ended December 31, 2021 was $0.

AETHERIUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

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

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the Year Ended December 31, 2022	For the Period from April 15, 2021 (inception) through December 31, 2021
Class A common stock
Numerator: net income (loss) allocable to Class A common stock	(502,989)	-
Denominator: weighted average number of Class A common stock	11,962,590	-
Basic and diluted net income (loss) per redeemable Class A common stock	$(0.04)	$-

Class B common stock
Numerator: net income (loss) allocable to Class B common stock	(120,885)	(445)
Denominator: weighted average number of Class B common stock	2,875,000	2,875,000
Basic and diluted net income (loss) per Class B common stock	$(0.04)	$(0.00)

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. As of December 31, 2021, there was no Class A Common Stock issued and subject to possible redemption. As of December 31, 2022, there were 11,500,000 shares of Class A Common Stock sold as part of the Units in the Public Offering issued and subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On December 31, 2021 and December 31, 2022,  the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

AETHERIUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted as of inception of the Company. Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Administrative Services Arrangement

The Company’s financial advisor has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the financial advisor $10,000 per month for these services. For the year ended December 31, 2022, the Company has recognized $120,000 operating cost for the service provided by ARC Group Ltd. under this agreement.

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

Note 5 — Related Party Transactions

Founder Shares

On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. In June 2021, the Sponsor transferred 20,000 shares each to the Company’s Chief Executive Officer and David Kopp, 15,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s independent director nominees. In July 2021, the Sponsor also transferred 431,250 shares to ARC Group Limited. In November 2021, ARC Group Limited transferred 140,400 shares to Max Mark Capital Limited, 140,400 shares to Jonathan Chan, and 10,000 shares to Mei Eng Goy. ARC Group Limited purchased its net 140,450 shares in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Each of the transfers above were completed at the same per share purchase price as the Sponsor paid for the founder shares, or $0.009. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the IPO (excluding the placement units and underlying securities). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. As of December 31, 2021 and December 31, 2022, the Sponsor owned 2,358,750 shares of Class B common stock. As the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture.

AETHERIUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Promissory Note – Related Party

On May 10, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of the consummation of the Initial Public Offering or the date on which the Company determines not to proceed with the Initial Public Offering. These amounts will be repaid shortly after completion of the Initial Public Offering out of the $660,000 of offering proceeds that has been allocated for the payment of offering expenses. Following the IPO of the Company on January 3, 2022, a total of $122,352 under the promissory note was repaid on January 6, 2022 and therefore the note was terminated.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company up to $3,500,000 funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022, the Company has borrowed $91,124 outstanding under any Working Capital Loan.

Expenses paid by Related Party

For the year ended December 31, 2022, the Company has paid $310,000 to an affiliate of Sponsor, which paid certain expenses directly on behalf of the Company.

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

NOTES TO FINANCIAL STATEMENTS

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

Note 7 – Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On December 31, 2021, there was no Class A common stock issued and outstanding. On December 31, 2022, there were there were 528,500 shares of Class A Common Stock issued and outstanding, excluding 11,500,000 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On January 3, 2022, as the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture. At December 31, 2021 and December 31, 2022 , there were 2,875,000 shares of Class B common stock issued and outstanding. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial business combination on a one-for-one basis.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2021 and December 31, 2022, there were no preferred shares issued or outstanding.

Note 8 — Fair Value Measurements

The Company did not have any financial assets or liabilities measured at fair value as of December 31, 2021. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Level	December 31, 2022
Assets:
Cash and marketable securities held in trust account	1	$117,914,699

AETHERIUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 9 – Income Taxes

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2021 and December 31, 2022.

The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset
Sec. 195 Start-up Costs	$290,737	$-
Net Operating Loss - Federal	-	93
Total deferred tax asset	290,737	93
Valuation allowance	(290,737)	(93)
Deferred tax asset, net of allowance	$-	$-

The income tax provision consists of the following:

	December 31, 2022	December 31, 2021
Federal
Current	$207,733	$-
Deferred	290,644	93
State and Local
Current	-	-
Deferred	-	-
Change in valuation allowance	(290,644)	(93)
Income tax provision	$207,733	$-

As of December 31, 2022, the Company had $445 U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $290,737.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
NOL Carry-forward - US	-	(21.0)%
Permanent differences	(1.1)%	-
Change in valuation allowance	(69.8)%	-
Income tax provision	(49.9)%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 10 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date these financial statements were available to issue. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 23, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved the proposal to amend the Company’s amended and restated certificate of incorporation, to extend the date by which the Company must consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period from April 3, 2023 to April 3, 2024, by depositing into the trust account established for the benefit of the Company’s public stockholders the lesser of (A) $0.055 per non-redeeming publicly held share of common stock and (B) $150,000 (the “Extension Payment”) for each one-month extension.

In connection with such proposal, stockholders elected to redeem 8,508,997 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), which represents approximately 74% of the shares that were part of the units that were sold in the Company’s IPO. Following such redemptions, $31,056,217 will remain in the trust account and 2,991,003 shares of Class A Common Stock will remain issued and outstanding.

On April 3, 2023, the Company’s Sponsor has deposited into the Company’s trust account $150,000 (representing $0.055 per public share) to extend the period of time it has to consummate its initial business combination by three months from April 3, 2023 to May 3, 2023.

