Form 10-Q
period 2023-03-31
Aetherium Acquisition Corp
filed 2023-12-20
CIK 1866547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of December 20, 2023  , there were 3,519,503 shares of Class A common stock, par value $0.0001 per share, and 2,875,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

AETHERIUM ACQUISITION CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AETHERIUM ACQUISITION CORP.

BALANCE SHEETs

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Cash	$511	$334
Cash and marketable securities held in trust account	119,101,402	117,914,699
Total Current Assets	119,101,913	117,915,033

Total assets	$119,101,913	$117,915,033

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$676,692	$468,331
Franchise tax payable	250,050	200,050
Income tax payable	446,440	207,733
Working capital loan – related party	122,802	91,124
Deferred underwriter fee payable	4,025,000	4,025,000
Amount due to redeemed public shareholders	88,350,715	-
Total current liabilities	93,871,699	4,992,238

Total liabilities	93,871,699	4,992,238

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 2,991,003 shares (excluding 8,508,997 shares for redemptions claimed as of March 31, 2023 but not yet paid) at redemption value of $10.05 per share on March 31, 2023 and 11,500,000 shares at redemption value of $10.25 per share on December 31, 2022, respectively	30,054,197	117,914,699

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common shares, $0.0001 par value; 100,000,000 shares authorized; 528,500 issued and outstanding (excluding 11,500,000 shares subject to redemption (including 8,508,997 shares for redemptions claimed as of March 31, 2023 but not yet paid) on March 31, 2023 and 11,500,000 shares subject to redemption on December 31, 2022, respectively)	53	53
Class B common shares, par value $0.0001; 10,000,000 shares authorized; 2,875,000 issued and outstanding	288	288
Additional paid-in capital	-	-
Accumulated deficit	(4,824,324)	(4,992,245)
Total Stockholders’ Equity (Deficit)	(4,823,983)	(4,991,904)
Total Liabilities and Stockholders’ Equity (Deficit)	$119,101,913	$117,915,033

The accompanying notes are an integral part of these unaudited financial statements

AETHERIUM ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
Formation and operating costs	$(239,862)	$(287,320)
Franchise tax	(50,000)	-
Loss from operations	(289,862)	(287,320)

Other income and expense:
Unrealized Loss from marketable securities held in Trust Account	-	(51,538)
Investment income earned on investments held in Trust Account	1,186,703	-
Total other income and (expense)	1,186,703	(51,538)

Income (loss) before provision for income taxes:	896,841	(338,858)
Provision for income taxes	(238,707)	-
Net income (loss)	$658,134	$(338,858)

Weighted average shares outstanding of Class A common stock	11,177,600	11,761,200
Basic and diluted net income (loss) per Class A common stock	$0.05	$(0.02)
Weighted average shares outstanding of Class B common stock	2,875,000	2,875,000
Basic and diluted net income (loss) per Class B common stock	$0.05	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

AETHERIUM ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2023	528,500	$53	2,875,000	$288	$-	$(4,992,245)	$(4,991,904)
Re-measurement of Class A Common Stock subject to possible redemption	-	-	-	-	-	(490,213)	(490,213)
Net Income (Loss)	-	-	-	-	-	658,134	658,134
Balance – March 31, 2023	528,500	$53	2,875,000	$288	$-	$(4,824,324)	$(4,823,983)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2022	-	$-	2,875,000	$288	$24,712	$(445)	$24,555
Sale of IPO Units	11,500,000	1,150	-	-	114,998,850	-	115,000,000
Sale of Private Placement Units	528,500	53	-	-	5,284,947	-	5,285,000
Offering and Underwriting costs	-	-	-	-	(6,762,886)	-	(6,762,886)
Class A Common Stock subject to possible redemption	(11,500,000)	(1,150)	-	-	(116,723,850)	-	(116,725,000)
Accretion APIC to deficit	-	-	-	-	3,178,227	(3,178,227)	-
Net Income (Loss)	-	-	-	-	-	(338,858)	(338,858)
Balance – March 31, 2022	528,500	$53	2,875,000	$288	$-	$(3,517,530)	$(3,517,189)

The accompanying notes are an integral part of these unaudited financial statements

AETHERIUM ACQUISITION CORP.

STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
	(Unaudited)	(Unaudited)
Cash flow from operating activities:
Net Income (loss)	$658,134	$(338,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(1,186,703)	(51,538)
Expenses paid by related party	31,178	-
Changes in operating assets and liabilities:
Deferred offering cost	-	304,786
Prepaid expenses	-	(145,125)
Accrued expenses	-	(85,379)
Franchise tax payable	50,000	-
Income tax payable	238,707	-
Accrued expenses	208,361	-
Net cash used in operating activities	(323)	(316,114)

Cash flows from investing activities:
Investment of cash in Trust Account	-	(116,621,924)
Net cash used in investing activities	-	(116,621,924)

Cash flow from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	-	-
Proceeds from sale of Units, net of underwriting discount paid	-	112,262,114
Proceeds from sale of private placement units	-	5,285,000
Proceeds from Working Capital Loan	500	-
Repayment of promissory note - related party	-	(122,352)
Net cash provided by financing activities	500	117,424,762

Net change in cash	177	486,724
Cash at the beginning of the period	334	25,000
Cash at the end of the period	$511	$511,724

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$-	$4,025,000
Value of Class A common stock subject to possible redemption	$-	$116,725,000
Re-measurement of Class A common stock subject to redemption	$490,213	$-
Amount due to shareholders for redeemed shares	$88,350,715	$-

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from April 15, 2021 through March 31, 2023 relates to the Company’s formation and the Initial Public Offering (as defined below) and searching for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

The Company had 15 months from the closing of the Initial Public Offering (See Note 3) to consummate a Business Combination (the “Combination Period”). On March 23, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved the proposal to amend the Company’s amended and restated certificate of incorporation, to extend the date by which the Company must consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period from April 3, 2023 to April 3, 2024, by depositing into the trust account established for the benefit of the Company’s public stockholders the lesser of (A) $0.055 per non-redeeming publicly held share of common stock and (B) $150,000 (the “Extension Payment”) for each one-month extension. In connection with such proposal, stockholders elected to redeem 8,508,997 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), which represents approximately 74% of the shares that were part of the units that were sold in the Company’s IPO. Following such redemptions, $30,750,687 will remain in the trust account and 2,991,003 shares of Class A Common Stock will remain issued and outstanding. On each of April 3, May 3, July 11, July 31, December 4 and December 4, 2023, the Company’s Sponsor has deposited into the Company’s trust account $150,000 to extend the period of time it has to consummate its initial business combination by six months from April 3, 2023 to October 3, 2023.

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

Liquidity and Management’s Plan

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

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

AETHERIUM ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and March 31, 2022, respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023, the Company had $511 of cash in its operating bank account. As of December 31, 2022, the Company had $334 of cash in its operating bank account. As of March 31, 2023 and December 31, 2022, the Company had no cash equivalents.

Cash and Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income earned on investment held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes for the three months ended March 31, 2023 was $238,707. The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2022.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For The Three Months Ended March 31, 2023	For The Three Months Ended March 31, 2022
Class A common stock
Numerator: income (loss) allocable to Class A common stock	523,487	(282,419)
Denominator: weighted average number of Class A common stock	11,177,600	11,761,200
Basic and diluted net income (loss) per redeemable Class A common stock	$0.05	$(0.02)

Class B common stock
Numerator: net income (loss) allocable to Class B common stock	134,647	(56,439)
Denominator: weighted average number of Class B common stock	2,875,000	2,875,000
Basic and diluted net income (loss) per Class B common stock	$0.05	$(0.02)

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. As of March 31, 2023, there was 11,500,000 shares of Class A Common Stock sold as part of the Units in the Public Offering issued and subject to possible redemption (including 8,508,997 shares for redemptions claimed as of March 31, 2023 but not yet paid). As of December 31, 2022, there were 11,500,000 shares of Class A Common Stock sold as part of the Units in the Public Offering issued and subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On March 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

AETHERIUM ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

me circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

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

AETHERIUM ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Note 5 — Related Party Transactions

Founder Shares

On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. In June 2021, the Sponsor transferred 20,000 shares each to the Company’s Chief Executive Officer and David Kopp, 15,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s independent director nominees. In July 2021, the Sponsor also transferred 431,250 shares to ARC Group Limited. In November 2021, ARC Group Limited transferred 140,400 shares to Max Mark Capital Limited, 140,400 shares to Jonathan Chan, and 10,000 shares to Mei Eng Goy. ARC Group Limited purchased its net 140,450 shares in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Each of the transfers above were completed at the same per share purchase price as the Sponsor paid for the founder shares, or $0.009. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the IPO (excluding the placement units and underlying securities). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. As of March 31, 2023, the Sponsor owned 2,358,750 shares of Class B common stock. As the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture.

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

Promissory Note – Related Party

On May 10, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of the consummation of the Initial Public Offering or the date on which the Company determines not to proceed with the Initial Public Offering. These amounts will be repaid shortly after completion of the Initial Public Offering out of the $660,000 of offering proceeds that has been allocated for the payment of offering expenses. As of December 31, 2022, the Company had borrowed $122,352 under the promissory note with the Sponsor. Following the IPO of the Company on January 3, 2022, a total of $122,352 under the promissory note was repaid on January 6, 2022.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023, there was $122,802 outstanding under Working Capital Loan. As of December 31, 2022, there was $91,124 outstanding under Working Capital Loan.

Extension Loan

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

This extension loan is non-interest bearing and will be due upon consummation of the initial business combination. If the Company complete the initial business combination, the Company will, at the option of the sponsor, repay such loaned amounts out of the proceeds of the trust account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a business combination, the Company will repay such loans only from funds held outside of the trust account.

Administrative Services Arrangement

The Company’s financial advisor has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the financial advisor $10,000 per month for these services. For the three months ended March 31, 2023, the Company has recognized $30,000 operating cost for the service provided by ARC Group Ltd. under this agreement.

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

Note 7 – Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On March 31, 2023, there were 528,500 shares of Class A Common Stock issued and outstanding, excluding 11,500,000 shares subject to redemption (including 8,508,997 shares for redemptions claimed as of March 31, 2023 but not yet paid). On December 31, 2022, there were 528,500 shares of Class A Common Stock issued and outstanding, excluding 11,500,000 shares subject to redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On January 3, 2022, as the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture. At March 31, 2023 and December 31,2022, there were 2,875,000 shares of Class B common stock issued and outstanding. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial business combination on a one-for-one basis.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2023, there were no preferred shares issued or outstanding.

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

On April 10, 2023, $88,350,715 was paid to shareholders for redemption of 8,508,997 shares of the Company’s Class A common stock.

On each of April 3, May 3, July 11, July 31, December 4 and December 4, 2023, the Company’s Sponsor has deposited into the Company’s trust account $150,000 to extend the period of time it has to consummate its initial business combination by six months from April 3, 2023 to October 3, 2023.

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

All activity through March 31, 2023 relates to our formation, IPO (as defined below), and search for a prospective initial business combination target.

We are incurring significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 15, 2021 through March 31, 2023 were organizational activities, those necessary to consummate the IPO, as described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $658,134  , which consisted of investment income earned on investments held in Trust Account of $1,186,703 offset by operating costs of $239,862, franchise tax of $50,000 and provision for income tax of $238,707  .

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

As indicated in the accompanying financial statements, at March 31, 2023, the Company had $511 of cash in its operating bank account and a working capital of $25,230,214. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

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

On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. In June 2021, the Sponsor transferred 20,000 shares each to the Company’s Chief Executive Officer and David Kopp, 15,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s independent director nominees. In July 2021, the Sponsor also transferred 431,250 shares to ARC Group Limited. In November 2021, ARC Group Limited transferred 140,400 shares to Max Mark Capital Limited, 140,400 shares to Jonathan Chan, and 10,000 shares to Mei Eng Goy. ARC Group Limited purchased its net 140,450 shares in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Each of the transfers above were completed at the same per share purchase price as the Sponsor paid for the founder shares, or $0.009. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the IPO (excluding the Placement Units and underlying securities). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. As of March 31, 2023, the Sponsor owned 2,358,750 shares of Class B common stock. As the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023, there was $122,802 outstanding under any Working Capital Loan.

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

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2023, there were none critical accounting policies.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AETHERIUM ACQUISITION CORP.

Date: December 20, 2023	By:	/s/ Jonathan Chan
Jonathan Chan
Chief Executive Officer

Date: December 20, 2023	By:	/s/ Alex Lee
Alex Lee Chief Financial Officer

