Form 10-Q
period 2023-09-30
Aetherium Acquisition Corp
filed 2024-02-23
CIK 1866547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

***

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

AETHERIUM ACQUISITION CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AETHERIUM ACQUISITION CORP.

BALANCE SHEETs

(UNAUDITED)

	September 30,	December 31,
	2023	2022
ASSETS
Cash	$4	$334
Cash and marketable securities held in trust account	32,207,860	117,914,699
Total Current Assets	32,207,864	117,915,033

Total assets	$32,207,864	$117,915,033

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$820,265	$468,331
Franchise tax payable	350,050	200,050
Income tax payable	395,277	207,733
Working capital loan	722,803	91,124
Deferred underwriter fee payable	4,025,000	4,025,000
Total current liabilities	6,313,395	4,992,238

Total liabilities	6,313,395	4,992,238

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption;2,991,003 and 11,500,000 shares (at redemption value at September 30, 2023 and December 31, 2022, respectively)	31,462,534	117,914,699

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common shares, $0.0001 par value; 100,000,000 shares authorized; 528,500 (excluding 2,991,003 and 11,500,000 Class A shares subject to redemption at September 30, 2023 and December 31, 2022, respectively) issued and outstanding, respectively	53	53
Class B common shares, par value $0.0001; 10,000,000 shares authorized; 2,875,000 issued and outstanding	288	288
Additional paid-in capital	-	-
Accumulated deficit	(5,568,406)	(4,992,245)
Total Stockholders’ Deficit	(5,568,065)	(4,991,904)
Total Liabilities and Stockholders’ Deficit	$32,207,864	$117,915,033

The accompanying notes are an integral part of these unaudited financial statements

AETHERIUM ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Nine Months Ended	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023	September 30, 2022	September 30, 2022
Formation and operating costs	$(121,825)	$(398,923)	$(150,867)	$(900,276)
Franchise tax	(50,000)	(150,000)	-	-
Loss from operations	(171,825)	(548,923)	(150,867)	(900,276)

Other income and expense:
Investment income earned on investments held in Trust Account	405,954	2,328,876	537,640	653,204
Total other income (expense)	405,954	2,328,876	537,640	653,204
Income (loss) before provision for income taxes	234,129	1,779,953	386,773	(247,072)
Provision for income taxes	(74,750)	(457,564)	-	-
Net income (loss)	$159,379	$1,322,389	$386,773	$(247,072)

Weighted average shares outstanding of Class A common stock	3,519,503	6,075,319	12,028,500	11,940,379
Basic and diluted net income (loss) per Class A common stock	$0.02	$0.15	$0.03	$(0.02)
Weighted average shares outstanding of Class B common stock	2,875,000	2,875,000	2,875,000	2,875,000

Basic and diluted net income (loss) per Class B common stock	$0.02	$0.15	$0.03	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

AETHERIUM ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

							Total
	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2023	528,500	$53	2,875,000	$288	$-	$(4,992,245)	$(4,991,904)
Re-measurement of Class A common stock subject to redemption	-	-	-	-	-	(490,213)	(490,213)
Net income	-	-	-	-	-	658,134	658,134
Balance – March 31, 2023	528,500	$53	2,875,000	$288	$-	$(4,824,324)	$(4,823,983)
Re-measurement of Class A common stock subject to redemption	-	-	-	-	-	(542,132)	(542,132)
Additional amount deposited into trust for extension	-	-	-	-	-	(285,000)	(285,000)
Net income	-	-	-	-	-	504,876	504,876
Balance – June 30, 2023	528,500	$53	2,875,000	$288	$-	$(5,146,580)	$(5,146,239)
Re-measurement of Class A common stock subject to redemption	-	-	-	-	-	(281,805)	(281,805)
Additional amount deposited into trust for extension	-	-	-	-	-	(300,000)	(300,000)
Net income	-	-	-	-	-	159,379	159,379
Balance – September 30, 2023	528,500	$53	2,875,000	$288	$-	$(5,568,406)	$(5,568,065)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

							Total
	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2022	-	$-	2,875,000	$288	$24,712	$(445)	$24,555
Sale of IPO Units	11,500,000	1,150	-	-	114,998,850	-	115,000,000
Sale of Private Placement Units	528,500	53	-	-	5,284,947	-	5,285,000
Offering and Underwriting costs	-	-	-	-	(6,762,886)	-	(6,762,886)
Class A Common Stock subject to possible redemption	(11,500,000)	(1,150)	-	-	(116,723,850)	-	(116,725,000)
Accretion APIC to deficit	-	-	-	-	3,178,227	(3,178,227)	-
Net Loss	-	-	-	-	-	(338,858)	(338,858)
Balance – March 31, 2022	528,500	$53	2,875,000	$288	$-	$(3,517,530)	$(3,517,189)
Net Loss	-	-	-	-	-	(294,987)	(294,987)
Balance – June 30, 2022	528,500	$53	2,875,000	$288	$-	$(3,812,517)	$(3,812,176)
Re-measurement of Class A common stock subject to redemption	-	-	-	-	-	(653,204)	(653,204)
Net Income	-	-	-	-	-	386,773	386,773
Balance – September 30, 2022	528,500	$53	2,875,000	$288	$-	$(4,078,948)	$(4,078,607)

The accompanying notes are an integral part of these unaudited financial statements

AETHERIUM ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Cash flow from operating activities:
Net income (loss)	$1,322,389	$(247,072)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(2,328,876)	(653,204)
Expenses paid by related party	31,679	-
Changes in operating assets and liabilities:
Deferred offering cost	-	304,786
Prepaid expenses	-	(48,375)
Franchise tax payable	150,000	-
Income tax payable	187,544	-
Accrued expenses	351,934	(80,379)
Net cash used in operating activities	(285,330)	(724,244)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemptions	88,350,715	-
Cash withdrawn from Trust Account for tax obligations	270,000	-
Investment of cash in Trust Account	(585,000)	(116,725,000)
Net cash provided by (used in) investing activities	88,035,715	(116,725,000)

Cash flow from financing activities:
Redemption of Class A common stock	(88,350,715)	-
Proceeds from working capital loan	600,000	-
Proceeds from sale of Units, net of underwriting discount paid	-	112,262,114
Proceeds from sale of private placement units	-	5,285,000
Repayment of promissory note - related party	-	(122,352)
Net cash provided by (used in) financing activities	(87,750,715)	117,424,762

Net change in cash	(330)	(24,482)
Cash at the beginning of the period	334	25,000
Cash at the end of the period	$4	$518

Supplemental disclosure of non-cash financing activities:
Amount deposited into Trust Account for extension	$585,000	$-
Deferred underwriting fee payable	$-	$4,025,000
Value of Class A common stock subject to possible redemption	$-	$116,725,000
Re-measurement of Class A common stock subject to redemption	$1,313,550	$653,204

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from April 15, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the Initial Public Offering (as defined below) and searching for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

The Company had 15 months from the closing of the Initial Public Offering (See Note 3) to consummate a Business Combination (the “Combination Period”). On March 23, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved the proposal to amend the Company’s amended and restated certificate of incorporation, to extend the date by which the Company must consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period from April 3, 2023 to April 3, 2024, by depositing into the trust account established for the benefit of the Company’s public stockholders the lesser of (A) $0.055 per non-redeeming publicly held share of common stock and (B) $150,000 (the “Extension Payment”) for each one-month extension. In connection with such proposal, stockholders elected to redeem 8,508,997 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), which represents approximately 74% of the shares that were part of the units that were sold in the Company’s IPO. Following such redemptions, as of September 30, 2023, $32,207,860 remains in the trust account and 3,519,503 shares of Class A Common Stock will remain issued and outstanding of which 2,991,003 are subject to redemption. On each of April 3, May 3, July 11, July 31, and December 4, 2023, the Company’s Sponsor has deposited into the Company’s trust account $150,000 to extend the period of time it has to consummate its initial business combination by six months from April 3, 2023 to October 3, 2023. On December 14, 2023, the Company deposited $300,000 into the Trust Account to further extend the period of time it has to consummate a business combination by six months from December 4, 2023 to June 4, 2024.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2022, respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023, the Company had $4 of cash in its operating bank account. As of December 31, 2022, the Company had $334 of cash in its operating bank account. As of September 30, 2023 and December 31, 2022, the Company had no cash equivalents.

Cash and Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income earned on investment held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes for the three and nine months ended September 30, 2023 was $74,750 and $457,564, respectively. The provision for income taxes was deemed to be de minimis for the three months and nine months ended September 30, 2022.

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

AETHERIUM ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Class A common stock
Numerator: net income (loss) allocable to Class A common stock	87,721	312,162	897,615	(199,126)
Denominator: weighted average number of Class A common stock	3,519,503	12,028,500	6,075,319	11,940,379
Basic and diluted net income (loss) per redeemable Class A common stock	$0.02	$0.03	$0.15	$(0.02)

Class B common stock
Numerator: net income (loss) allocable to Class B common stock	71,658	74,611	424,775	(47,946)

Denominator: weighted average number of Class B common stock	2,875,000	2,875,000	2,875,000	2,875,000

Basic and diluted net income (loss) per Class B common stock	$0.02	$0.03	$0.15	$(0.02)

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. On April 10, 2023, $88,350,715 was paid to shareholders for redemption of 8,508,997 shares of the Company’s Class A common stock. Accordingly, at September 30, 2023 and December 31, 2022, the 2,991,003 and 11,500,000 Class A common shares, respectively, subject to possible redemption in the amount of $31,462,534 and $117,914,699 at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On September 30, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Note 5 — Related Party Transactions

Founder Shares

On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. In June 2021, the Sponsor transferred 20,000 shares each to the Company’s Chief Executive Officer and David Kopp, 15,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s independent director nominees. In July 2021, the Sponsor also transferred 431,250 shares to ARC Group Limited. In November 2021, ARC Group Limited transferred 140,400 shares to Max Mark Capital Limited, 140,400 shares to Jonathan Chan, and 10,000 shares to Mei Eng Goy. ARC Group Limited purchased its net 140,450 shares in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Each of the transfers above were completed at the same per share purchase price as the Sponsor paid for the founder shares, or $0.009. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the IPO (excluding the placement units and underlying securities). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. As of September 30, 2023, the Sponsor owned 2,358,750 shares of Class B common stock. As the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture.

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

Extension Loan

The Company had 15 months from the closing of the Initial Public Offering (See Note 3) to consummate a Business Combination (the “Combination Period”). On March 23, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved the proposal to amend the Company’s amended and restated certificate of incorporation, to extend the date by which the Company must consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period from April 3, 2023 to April 3, 2024, by depositing into the trust account established for the benefit of the Company’s public stockholders the lesser of (A) $0.055 per non-redeeming publicly held share of common stock and (B) $150,000 (the “Extension Payment”) for each one-month extension. During the nine months ended, September 30, 2023, the Company had deposited a total of $585,000 into the Trust Account in connection with the extension loans.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023, there was $722,803 outstanding under Working Capital Loan. As of December 31, 2022, there was $91,124 outstanding under Working Capital Loan.

Administrative Services Arrangement

The Company’s financial advisor has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the financial advisor $10,000 per month for these services. For the three months ended September 30, 2023, the Company has recognized $90,000 operating cost for the service provided by ARC Group Ltd. under this agreement.

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

Note 7 – Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On September 30, 2023, there were 528,500 shares of Class A Common Stock issued and outstanding, excluding 2,991,003 shares subject to redemption. On December 31, 2022, there were 528,500 shares of Class A Common Stock issued and outstanding, excluding 11,500,000 shares subject to redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On January 3, 2022, as the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture. At September 30, 2023 and December 31, 2022, there were 2,875,000 shares of Class B common stock issued and outstanding. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial business combination on a one-for-one basis.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Level	September 30, 2023	December 31, 2022
Assets:
Cash and marketable securities held in trust account	1	$32,207,860	$117,914,699

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

All activity through September 30, 2023 relates to our formation, IPO (as defined below), and search for a prospective initial business combination target.

We are incurring significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 1, 2022 through September 30, 2023 were organizational activities, those necessary to consummate the IPO, as described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2023, we had net income of $1,322,389, which consisted of investment income earned on investments held in Trust Account of $2,328,876 offset by operating costs of $398,923, franchise tax expense of $150,000 and the provision for income taxes for $457,564. For the three months ended September 30, 2023, we had a net income of $159,379, which consists of investment income earned on investments held in trust account of $405,954 offset by operating costs of $121,825, franchise tax expense of $50,000, and the provision for income taxes of $74,750.

For the nine months ended September 30, 2022, we had net loss of $247,072, which consisted of investment income earned on investments held in Trust Account of $653,204, operating costs of $750,276, and franchise tax expense $150,000. For the three months ended September 30, 2022, we had a net income of $386,773, which consists of Investment income earned on investments held in trust account of $537,640 and operating costs of $100,867, and franchise tax expense of $50,000.

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

As indicated in the accompanying financial statements, at September 30, 2023, the Company had $4 of cash in its operating bank account and a working capital deficit of $2,288,391. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

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

On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. In June 2021, the Sponsor transferred 20,000 shares each to the Company’s Chief Executive Officer and David Kopp, 15,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s independent director nominees. In July 2021, the Sponsor also transferred 431,250 shares to ARC Group Limited. In November 2021, ARC Group Limited transferred 140,400 shares to Max Mark Capital Limited, 140,400 shares to Jonathan Chan, and 10,000 shares to Mei Eng Goy. ARC Group Limited purchased its net 140,450 shares in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Each of the transfers above were completed at the same per share purchase price as the Sponsor paid for the founder shares, or $0.009. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the IPO (excluding the Placement Units and underlying securities). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. As of September 30, 2023, the Sponsor owned 2,358,750 shares of Class B common stock. As the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023, there was $722,803 outstanding under Working Capital Loans.

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

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2023, there were no critical accounting policies.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

