Form 10-K
period 2023-12-31
Aetherium Acquisition Corp
filed 2024-04-17
CIK 1866547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of April 15, 2024, there were 2,136,291 shares of redeemable Class A common stock, 528,500 shares of non-redeemable Class A common stock, par value $0.0001 per share, and 2,875,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AETHERIUM ACQUISITION CORP.

CERTAIN TERMS

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Brand AA Sdn Bhd” are to Brand AA Sdn Bhd., a Malaysian company;

●	“Brand AA Sdn Bhd Merger” are to the merger and other transactions as further described in the Brand AA Sdn Bhd Merger Agreement;

●	“Brand AA Sdn Bhd Merger Agreement” are to the definitive Business Combination Agreement entered into on February 28, 2024, as it may be amended or supplemented from time to time;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“common stock” refers to our common shares, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and rights agent of our public rights (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal at Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” are to shares of our common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our common stock issuable upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering of the Company’s units on January 3, 2022;

●	“initial stockholders” are to our sponsor and any other holders of our insider shares (including the holders of the representative shares) prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“placement shares” are to the shares of our common stock included within the placement units purchased by our sponsor in the private placement;

●	“placement units” are to the units purchased by our sponsor, with each placement unit consisting of one placement share and one placement warrant’

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” refer to the rights which are part of the units;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Aetherium Capital Holdings LLC, a Delaware limited liability company;

●	“trust account” are to the trust account at J.P. Morgan Securities LLC maintained by the trustee in which the Company deposited the net proceeds of the sale of the units and a portion of the placement units (including to reflect the underwriters partial exercise of the overallotment) in the initial public offering, as such account has been reduced to honor redemptions to date;

●	“trustee” are to Continental;

●	“underwriters” are to the underwriters of our initial public offering, for which the representative is acting as representative;

●	units” are to the units sold in our initial public offering, which consist of one public share and one warrant; and

●	“we,” “us,” “our” or “Company” refer to Aetherium Acquisition Corp., a blank check company incorporated in Delaware on April 15, 2021.

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

Initial Public Offering

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

Our management team is led by Jonathan Chan, our Chief Executive Officer, and Alex Lee, our Chief Financial Officer, both of whom permanently reside in, and are citizens of, the United States. Mr. Chan brings nearly 30 years of leadership experience across numerous engagements in the fields of banking and corporate finance covering the technology, media and telecom sectors.

The Brand AA Sdn Bhd Merger Agreement

On February 28, 2024, Aetherium Acquisition Corp, a Delaware corporation (“Aetherium” or “Purchaser”), entered into a definitive Business Combination Agreement (the “Business Combination Agreement”) with Capital A Berhad, a Malaysian company (“Parent”), (iii) Capital A International, a Cayman Islands exempted company and a wholly-owned subsidiary of Parent (“Pubco”); (iv) Aether Merger Sub Inc., a Delaware corporation and a wholly-owned Subsidiary of Pubco (“Merger Sub”), and (v) Brand AA Sdn Bhd, a Malaysian company and a wholly-owned Subsidiary of Parent (the “Company”). Aetherium, Parent, Pubco, Merger Sub and the Company are sometimes referred to herein individually as a “Party” and, collectively, as the “Parties”). The transactions contemplated in the Business Combination Agreement are in connection with Aetherium’s initial business combination and are hereinafter referred to as the “Business Combination.”

In connection with the Business Combination, (a) pursuant to that certain Share Transfer Agreement (the “Share Transfer Agreement”), dated as of February 28, 2024, between Parent and Pubco, Parent shall transfer to Pubco all of the issued and outstanding shares of the Company (the “Company Shares”) (the “Company Brand Disposal”) and (b) Merger Sub will merge with and into Aetherium, with Aetherium continuing as the surviving corporation, as a result of which Aetherium shall become a wholly-owned Subsidiary of Pubco (the “Merger” and, together with the Company Brand Disposal and collectively with the other transactions contemplated by the Business Combination Agreement and the ancillary documents, the “Transactions”), in each case, upon the terms and subject to the conditions set forth in the Share Transfer Agreement and the Business Combination Agreement. The Business Combination is expected to close in the second half of 2024, following the receipt of the required approval by Aetherium’s shareholders and the fulfillment of each Party’s closing conditions.

Transaction Consideration

In accordance with the terms and subject to the conditions of the Business Combination Agreement, upon the Closing, as consideration for the Business Combination, including the Company Brand Disposal, and in the amount of $1,150,000,000 (the “Aggregate Transaction Consideration Value”), (a) Pubco shall (i) cause the Company to assume the obligations of Asia Aviation Capital Limited under the Castlelake Facility (as defined in the Business Combination Agreement) in connection with the assignment of the Castlelake Facility from Asia Aviation Capital Limited to the Company and (ii) issue to Parent a number of newly-issued ordinary shares of Pubco (the “Pubco Ordinary Shares”) equal to the quotient of (x) $1,000,000,000 (the “Equity Value”) divided by (y) $10.00 (the “Transaction Consideration Shares”); and (b) concurrently with, or immediately after, the issuance of the Transaction Consideration Shares by Pubco, Parent shall effectuate a distribution, by way of a distribution-in-specie in connection with a proposed reduction and repayment of its share capital pursuant to Section 116 of the Malaysia Companies Act 2016, of up to 51% of the Transaction Consideration Shares to the shareholders of Parent based on their respective shareholdings as of a date to be determined by Parent (such Transaction Consideration Shares to be distributed by Parent to its shareholders, the “Common Transaction Consideration Shares”).

Representations and Warranties

The Business Combination Agreement contains a number of representations and warranties made by Aetherium, Company, Pubco, Merger Sub, and Parent, as of the date of such agreement or other specific dates for the benefit of certain of the parties to the Business Combination Agreement, which in certain cases are subject to specified exceptions and materiality, Material Adverse Effect, knowledge and other qualifications contained in the Business Combination Agreement or in information provided pursuant to certain disclosure schedules to the Business Combination Agreement. “Material Adverse Effect” as used in the Business Combination Agreement means with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the business, assets, liabilities, results of operations, prospects or condition (financial or otherwise) of such person or entity and its subsidiaries, taken as a whole, or the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the Business Combination Agreement or the ancillary documents thereto, subject to certain customary exceptions.

In the Business Combination Agreement, Aetherium made certain customary representations and warranties to Parent, the Company, Pubco and Merger Sub, including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the Business Combination Agreement and other ancillary documents; (3) governmental approvals; (4) non-contravention; (5) capitalization; (6) SEC filings and financial statements; (7) absence of certain changes; (8) compliance with laws; (9) litigation, actions, orders and permits; (10) taxes and returns; (11) employees and employee benefit plans; (12) properties; (13) material contracts; (14) transactions with affiliates; (15) Investment Company Act of 1940 (“Investment Company Act”); (16) finders and brokers; (17) business practices; (18) insurance; (19) independent investigation; (20) information supplied; and (21) Aetherium’s trust account.

In the Business Combination Agreement, Pubco and Merger Sub made certain customary representations and warranties to Aetherium, including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relating to execution and delivery of the Business Combination Agreement and other ancillary documents; (3) governmental approvals; (4) non-contravention; (5) capitalization; (6) Pubco and Merger Sub’s business activities subsidiaries; (7) finders and brokers; and (8) Pubco and Merger Sub’s information supplied.

Additionally, the Company made certain customary representations and warranties to Aetherium, including representations and warranties related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relating to execution and delivery of the Business Combination Agreement and other ancillary documents; (3) capitalization; (4) the Company’s subsidiaries; (5) capitalization; (6) non-contravention; (7) financial statements; (8) absence of certain changes; (9) compliance with laws; (10) the Company’s permits; (11) litigation; (12) material contracts; (13) intellectual property; (14) privacy compliance; (15) taxes and tax returns; finders and brokers; (16) real property; (17) personal property; (18) title to and sufficiency of assets; (19) employee matters; (20) employee benefit plans; (21) environmental matters; (22) transactions with related parties; (23) insurance; (24) top customers and suppliers; (25) certain business practices; (26) brokers and finders; (27) information supplied; and (28) independent investigation.

In addition, Parent made certain customary representations and warranties to Aetherium, including representations and warranties related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relating to execution and delivery of the Business Combination Agreement and other ancillary documents; (3) ownership; (4) government approvals; (5) non-contravention; (6) finders and brokers; (7) information supplied; and (8) independent investigation.

Covenants of the Parties

Each party agreed in the Business Combination Agreement to use its commercially reasonable efforts to effect the Closing. The Business Combination Agreement also contains certain customary covenants by each of the parties during the period between the signing of the Business Combination Agreement and the earlier of the Closing or the termination of the Business Combination Agreement in accordance with its terms (the “Interim Period”), including covenants regarding: (1) the provision of access to their properties, books and personnel; (2) the operation of their respective businesses in the ordinary course of business; (3) Aetherium’s public filing obligations and the Company’s obligation to deliver financial statements; (4) no solicitation of, or entering into, any alternative competing transactions; (5) no insider trading; (6) notifications of certain breaches, consent requirements or other matters; (7) efforts to obtain third party and regulatory approvals; (8) further assurances; (9) public announcements; (10) confidentiality; (11) indemnification of directors and officers after the Closing and tail insurance; (12) use of trust proceeds after the Closing; (13) efforts to conduct a private placement, backstop or redemption waiver arrangements, if sought; and (14) issuance of equity awards by Pubco in terms and conditions determined by the Parent.

The parties also agreed to take all necessary actions to cause Pubco’s board of directors immediately after the Closing to consist of those directors mutually agreed between Purchaser and Parent.

Registration Statement on Form F-4

Aetherium and Pubco also agreed to prepare with the reasonable assistance of the Company, and Pubco shall file with the Securities and Exchange Commission (“SEC”), a registration statement on Form F-4/F-1 (as amended, the “Registration Statement”) in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”) of the Common Transaction Consideration Shares and the securities of Pubco to be issued to the holders of the Aetherium securities, which Registration Statement will contain a proxy statement for the purpose of soliciting proxies from the shareholders of Aetherium for the matters relating to the Transactions to be acted on at the extraordinary general meeting of the shareholders of Aetherium and providing such shareholders with an opportunity to participate in the redemption by Aetherium of its public shareholders in connection with Aetherium’s initial business combination, as required by its amended and restated memorandum and articles of association (the “Redemption”). The parties made customary covenants regarding the Registration Statement.

Survival and Indemnification

The representations and warranties covenants, obligations and agreements of Aetherium, the Company, Pubco, Merger Sub, and Parent will not survive the Closing unless by their terms they apply to or are to be performed in whole or in part after the Closing (which such covenants shall survive the Closing and continue until fully performed in accordance with their terms).

Conditions to Closing

The obligations of the parties to consummate the Transactions are subject to various conditions, including the following mutual conditions of the parties unless waived: (i) the approval of the Business Combination Agreement and the Transactions as set forth in the Proxy Statement by the requisite vote of Aetherium’s shareholders; (ii) any waiting period under any Antitrust Laws shall have expired or been terminated; (iii) receipt of all requisite regulatory approvals and consents required to be obtained from any regulatory authority or third person in order to consummate the Transactions; (iv) no law or order preventing or prohibiting the Transactions; (v) the Registration Statement shall have been declared effective by the SEC and shall remain effective as of the Closing, and any required filings and approvals by Nasdaq or NYSE in connection with the Registration Statement shall have been obtained; (vi) the Pubco Ordinary Shares and Pubco Warrants shall have been approved for listing on Nasdaq or NYSE; (vii) the shareholders of Parent shall have approved Parent Regularization Plan at an extraordinary general meeting of Parent’s shareholders; (viii) Bursa Malaysia Securities Berhad, the Malaysian securities exchange regulator, shall have approved the Parent Regularization Plan; (ix) the Parent Convertible Security Holders shall have approved the Parent Regularization Plan; and (x) Malaysian Central Bank approval of the Business Combination.

In addition, unless waived by the Company, the obligations of Parent, the Company, Pubco, and the Merger Sub to consummate the Transactions are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations and warranties of Aetherium being true and correct as of the date of the Business Combination Agreement and as of the Closing (subject to specified exceptions); (ii) Aetherium having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Business Combination Agreement required to be performed or complied with by it on or prior the date of the Closing; (iii) absence of any Material Adverse Effect with respect to Aetherium since the date of the Business Combination Agreement which is continuing and uncured; (iv) all Ancillary Documents (as defined in the Business Combination Agreement) shall have been duly executed by each respective party thereto and shall be in full force and effect in accordance with their terms as of the Closing; (v) except for continuing officers and directors, all officers and directors of Aetherium shall have executed written resignations effective as of immediately prior to the Closing; (vi) the covenants of Aetherium Capital Holdings LLC (the “Sponsor”) required to be performed under the Sponsor Support Agreement (as discussed below) as of or prior to the Closing shall have been performed; (vii) the SEC shall not object to Pubco’s registration of the Common Transaction Consideration Shares on the Registration Statement, such that the Common Transaction Consideration Shares received by non-affiliate Parent shareholders shall be freely tradeable upon the consummation of the Business Combination under applicable U.S. securities laws; (viii) Aetherium shall have delivered to the Company a closing certificate signed by an executive officer of Aetherium certifying as to the satisfaction of certain closing conditions; (ix) delivery of the Registration Rights Agreement and Lock-Up Agreement, duly executed by Sponsor; (x) Aetherium shall have delivered to Pubco a FIRPTA certificate; (xi) Aetherium shall have at least $5,000,001 of net tangible assets both prior to the Closing and remaining after giving effect to any redemptions , the receipt of funds under the PIPE Investment, if any, and the other Transactions contemplated to occur on the Closing Date, including the payment of all Expenses of Aetherium and the Company; and (xii) Aetherium shall have obtained a novation or waiver from the creditors of its IPO deferred underwriting fees that is satisfactory to Parent.

Unless waived by Aetherium, the obligations of Aetherium, to consummate the Transactions are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations and warranties of the Company, Pubco, and Merger Sub being true and correct as of the date of the Business Combination Agreement and as of the Closing (subject to specified exceptions); (ii) the Company, Pubco, and Merger Sub having performed in all material respects the respective obligations and complied in all material respects with their respective covenants and agreements under the Business Combination Agreement required to be performed or complied with on or prior the date of the Closing; (iii) absence of any Material Adverse Effect with respect to the Company, Pubco or Merger Sub since the date of the Business Combination Agreement which is continuing and uncured; (iv) Aetherium shall have received a certificate from the Company by an executive officer of the Company certifying as to the satisfaction of certain closing conditions of the Registration Rights Agreement and Lock-Up Agreement, duly executed by all parties thereto other than Sponsor (vi) Aetherium shall have received a copy of the IP Assignment Agreement with respect to the assignment of the Untransferred Registered IP, duly executed by each of the IP Owning Affiliates (each as defined in the Business Combination Agreement).

Termination

The Business Combination Agreement may be terminated at any time prior to the Closing by either Aetherium or the Company if the Closing has not occurred on or prior to December 31, 2024 (the “Outside Date”). A party is not entitled to terminate the Business Combination Agreement if the failure of the Closing to occur by such date was caused by or the result of a breach of the Business Combination Agreement by such party. The Business Combination Agreement may also be terminated under certain other customary and limited circumstances prior the Closing, including, among other reasons: (i) by mutual written consent of Aetherium and the Company; (ii) by either Aetherium or the Parent if a governmental authority of competent jurisdiction has issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Transactions, and such order or other action has become final and non-appealable; (iii) by the Parent for Aetherium’s material uncured breach of the Business Combination Agreement, if the breach would result in the failure of the related Closing condition; (iv) by Aetherium for the material uncured breach of the Business Combination Agreement by the Company, Pubco, Merger Sub or any Seller, if the breach would result in the failure of the related Closing condition; (v) by Aetherium if there has been a Material Adverse Effect with respect to the Company which is uncured and continuing; (vi) by either Aetherium or Parent if the Special Meeting to approve the Business Combination is held and concluded and the requisite approval of the Purchaser stockholders is not obtained; or (vii) by if receives a delisting determination by Nasdaq, or trading in Purchaser’s securities is suspended for more than one trading day.

If the Business Combination Agreement is terminated, all obligations of the parties under the Business Combination Agreement (except for certain obligations related to public announcements, confidentiality, fees and expenses, trust account waiver, termination and general provisions) will terminate, and no party to the Business Combination Agreement will have any further liability to any other party thereto except for liability for certain fraud claims or for willful breach of the Business Combination Agreement prior to the termination.

Trust Account Waiver and Releases

The Parent, the Company, Pubco and Merger Sub have agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in Aetherium’s trust account held for its public shareholders, and have agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom directly or indirectly to Aetherium’s stockholders).

Governing Law

The Business Combination Agreement is governed by New York law. Any state or federal court located in New York, New York will have exclusive jurisdiction.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, Parent, Pubco, Aetherium and the Sponsor entered into a sponsor support agreement (the “Sponsor Support Agreement”) providing that, among other things, (i) the Sponsor shall vote its shares of Common Stock in favor of the adoption and approval of the Business Combination Agreement and the Transactions, (ii) if the Business Combination Agreement is terminated, the Sponsor shall reimburse Parent in cash for expenses of Aetherium paid by Parent or its affiliates on behalf of Aetherium, (iii) if applicable, in connection with the payment by Aetherium of certain amount of Excise Taxes, the Sponsor shall transfer, directly or constructively (including pursuant to a forfeiture and reissuance), a number of shares of Aetherium Common Stock, to or as directed by Parent, and (iv) if applicable, the Sponsor shall, with respect to certain amounts outstanding at the Closing under any working capital loans, (A) convert such amounts into Aetherium units and/or forgive such amounts.

The foregoing description of the Sponsor Support Agreement is subject to and qualified in its entirety by reference to the full text of the form of the Sponsor Support Agreement, a copy of which is included as Exhibit 2.1 hereto, and the terms of which are incorporated by reference.

Related Agreements

Registration Rights Agreement and Lock-Up Agreement

In connection with the Business Combination Agreement, at the Closing, Pubco, the Sponsor, Parent and certain shareholders of Parent shall enter into a Registration Rights and Lock-Up Agreement. The Registration Rights and Lock-Up Agreement will provide that Pubco will be obligated to file a registration statement after Closing to register the resale of certain securities, and will also provide the respective parties with “piggy-back” registration rights, subject to certain requirements and customary conditions.

PIPE Investment

In connection with entry into the Business Combination Agreement, Aetherium shall use commercially reasonable efforts as practicable, after the date of the Business Combination Agreement and during the Interim Period, to enter into and consummate subscription agreements with investors relating to a private equity investment in Aetherium or Pubco to purchase shares of Aetherium or Pubco (“PIPE Shares”) in connection with a private placement, and/or enter into backstop arrangements with potential investors, in either case on terms mutually agreeable to Parent and Aetherium, acting reasonably (a “PIPE Investment”). If Aetherium seeks a PIPE Investment, Parent, Aetherium and the Company shall, and shall cause their respective representatives to, cooperate with each other and their respective representatives in connection with such PIPE Investment and use their respective commercially reasonable efforts to cause such PIPE Investment to occur (including having Parent’s senior management participate in any investor meetings and roadshows as reasonably requested by Aetherium). At the election of Aetherium, Parent and the Company, any PIPE Investment may take the form of a convertible debt financing whereby the PIPE Investors shall enter into convertible note purchase agreements or other alternative financing, including an equity line of credit. For avoidance of doubt, there is no present requirement to pursue a PIPE Investment.

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

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Target Size. Consistent with our investment thesis as described above, we plan to target businesses with total enterprise values ranging from $200 million to $1 billion in the education, training and EdTech sectors.

●	Businesses with Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Businesses with Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We intend to focus on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance stockholder value.

●	Strong Management. We will seek companies with strong management teams already in place. We will spend significant time assessing a company’s leadership and human fabric, and maximizing its efficiency over time.

●	Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly-traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

●	Appropriate Valuations and Upside Potential. We intend to apply rigorous, criteria-based, disciplined, and valuation-centric metrics. We intend to acquire a target on terms that we believe provide significant upside potential while seeking to limit risk to our investors.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that from time to time our management may deem relevant.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Sourcing of Potential Initial Business Combination Targets

Certain members of our management team have spent significant portions of their careers working with businesses in the education, training and EdTech industries and have developed a wide network of professional services contacts and business relationships in that industry. The members of our board of directors also have significant executive management and public company experience with technology related companies and bring additional relationships that further broaden our industry network.

This network has provided our management team with a flow of referrals that have resulted in numerous past transactions. We believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banks, consultants, accounting firms, law firms and large business enterprises.

Members of our management team and our independent directors will directly or indirectly own founder shares and/or placement units following this offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

In addition, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our officers and directors will agree to offer all suitable business combination opportunities to us before any other person or company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 15 months from the closing of this offering, subject to any pre-existing contractual or fiduciary obligations they may have (which pre-existing fiduciary duties and any potential conflicts of interest arising therefrom will have been disclosed to the underwriters prior to the initial filing of the registration statement of which this prospectus forms a part), on customary terms reasonably acceptable to the underwriters.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Similarly, our financial advisor may work with other special purpose acquisition companies. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the Brand AA Sdn Bhd management team, when evaluating the desirability of effecting our business combination with that business and plan to continue to do so if the Brand AA Sdn Bhd Merger is not consummated and we seek other business combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications, or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, including the Brand AA Sdn Bhd Merger, it is presently unknown if any of them will devote their full efforts to our affairs after our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Lack of Business Diversification

For an indefinite period after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other reasons.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of common stock that will be equal to or in excess of 20% of the number of our shares of common stock then outstanding (other than in a public offering);

●	any of our directors, officers or substantial stockholders (as defined by the Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the Company at a disadvantage in the transaction or result in other additional burdens on the Company;

●	the expected cost of holding a stockholder vote;

●	the risk that the stockholders would fail to approve the proposed business combination;

●	other time and budget constraints of the Company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

See “The Brand AA Sdn Bhd Merger” above for more information regarding the requisite approvals needed for the Brand AA Sdn Bhd Merger.

Ability to Extend Time to Complete Business Combination

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

On March 5, 2024, the Company held an extraordinary general meeting in lieu of an annual meeting (the “Extension Meeting”) to:

1)	amend the Company’s amended and restated memorandum and articles of association (the “Charter Amendment Proposal”) to extend the date by which the Company has to consummate an initial business combination to thirty-six (36) months from the effectiveness date of the Company’s Form S-1 by the SEC, which was December 29, 2021, by depositing into the Trust Account (defined below) $0.033 per non-redeeming Public Share;

2)	amend Aetherium’s Charter to amend certain provisions which restrict the Class B common stock, par value $0.0001, of the Company (the “Class B common stock” or the “Founder Shares”) from converting to Class A common stock before the consummation of an initial business combination (the “Conversion Amendment Proposal”);

3)	amend to eliminate from the Charter the limitation that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (or any successor rule)) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment” and, such proposal, the “Redemption Limitation Amendment Proposal”); and

4)	amend the Company’s investment management trust agreement, dated as of December 29, 2021, as subsequently amended (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), to allow the Company to extend the Extended Termination Date to thirty-six (36) months from the effectiveness date of the Company’s Form S-1 by the SEC, which was December 29, 2021, until December 29, 2024, which proposal also included an amendment to authorize the withdrawal of interest from the trust account to pay any excise tax incurred arising under the United States Inflation Reduction Act of 2022, effective for stock repurchases taking place after December 31, 2022, which includes shareholders redemptions (the “Trust Amendments Proposal”).

The proposal to adjourn the Extension Meeting to a later date redemptions (the “Adjournment Proposal”) was also presented because there were insufficient votes to approve the Company’s Trust each of the foregoing proposals. As previously reported, the Company filed a first amendment (the “Amendment”) to the Definitive Proxy Statement on Schedule 14A filed by the Company with the Securities and Exchange Commission (the “SEC”) on February 23, 2024 to amend the Extension Payment amount per share for each public share of the Company’s Common Stock outstanding and to clarify that if the Charter Amendments Proposal (Proposal 1) and Trust Amendment Proposal (Proposal 4) are approved, the Company will only withdraw from the trust account twenty-six (26%) of its excise taxes to reflect the remaining percentage of public shares outstanding.

As previously reported, the Company filed a second amendment (“Amendment No. 2”) to the Definitive Proxy Statement on March 19, 2024 to remove the language in the Trust Amendment Proposal (Proposal 4) that sought approval to allow the Company to withdraw from the trust account any funds whatsoever to pay its excise taxes. As revised, the Trust Amendment Proposal (Proposal 4) no longer sought approval to pay the Company’s excise tax. To allow time for additional votes on the Trust Amendment Proposal, the Company postponed the adjournment of the Meeting to March 28, 2024.

On March 28, 2024, there were 3,519,503 shares of Class A common stock and 2,875,000 shares of Class B common stock of the Company issued and outstanding on the record date for the Extension Meeting, February 9, 2024. At the Extension Meeting, there were 2,678,089 shares of Common Stock present in person or by proxy, representing approximately 87.34% of the total shares of Common Stock outstanding as of the record date, which constituted a quorum. Each of the Charter Amendment Proposal, the Conversion Amendment Proposal, the Redemption Limitation Amendment Proposal, and the Trust Amendments Proposal were approved at the Extension Meeting on March 28, 2024, afforded the Company until December 29, 2024 to complete its business combination.

Periodic Reporting and Financial Information

We have registered our common stock and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements must be prepared in accordance with, or be reconciled to, GAAP, or IFRS and the historical financial statements must be audited in accordance with the standards of PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within the applicable time frame.

We are required to have our internal control procedures evaluated for the fiscal year ended December 31, 2023, as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following January 13, 2027, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to the Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms.

Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in this offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in this offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Nasdaq Continued Listing Compliance

On May 6, 2023, Aetherium Acquisition Corp. (the “Company”) received written notice from the Nasdaq Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company was not in compliance with the continued listing requirement to maintain a minimum Market Value of Listed Securities (“MVLS”) of $50,000,000, as set forth in Nasdaq Listing Rule 5450(b)(2)(A). In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company received 180 calendar days, until November 6, 2023, to regain compliance with the minimum MVLS requirement. To regain compliance, the minimum MVLS of the Company’s common stock was required to meet or exceed $50,000,000 for at least ten consecutive business days during this 180 calendar day compliance period.

Additionally, on May 23, 2023 and August 23, 2023, Nasdaq notified the Company that it did not comply with Listing Rule 5250(c), due to its failure to timely file its Forms 10-Q for the periods ended March 31, 2023, and June 30, 2023, respectively. The Company filed its Form 10-Q for the period ended March 31, 2023 on December 20, 2023 and on November 27, 2023, the Staff provided written notice to the Company does not comply with Listing Rule 5250(c) because it did not file its Form 10-Q for the period ended September 30, 2023. In addition, Staff has determined that the Company does not comply with the minimum 400 total holders as required by Listing Rule 5450(a)(2).

On December 4, 2023, the Company appealed the delist determination to the Nasdaq Hearings Panel (the “Panel”), and requested that the stay of delisting, which otherwise would expire on December 19, 2023, pursuant to Rule 5815(a)(l)(B), be extended until the Panel issued a final decision on the matter. The Company provided a submission in which it requested a stay of delisting pending the hearing, informed of the reasons for the late filings, and its plan to regain compliance.

On February 8, 2024, the Staff advised the Company that it has regained compliance with the filing requirement in Listing Rule 5250(c)(1). The Company prepared and presented to the Panel, in advance of the Panel Hearing that occurred on February 27, 2024, its plan of compliance with regards to the remaining deficiencies.

On March 13, 2024, the Panel issued a decision that grants the Company’s request to continue its listing on Nasdaq based on the information presented. The Hearing Panel has determined to grant the Company’s request for an exception until May 28, 2024, subject to the condition that on or before March 31, 2024, the Company will file the Form F-4 with the Securities and Exchange Commission to register the shares resulting from the Business Combination. The Panel cited to the Company’s proactive correction of the reporting delinquency and engagement of new securities counsel and new accounting firm, that reflects Company’s commitment to ensuring its periodic filings are timely going forward. Panel also noted that as of the date of their decision, the Company has filed a report Form 8-K reflecting completion of a definitive agreement to enter into the Business Combination on February 28, 2024.

On April 1, 2024, the Panel granted an extension to the exception granted on March 13, 2024 (the “Decision”) to the Company provided that (i) on or before May 20, 2024, the Company will file the Form F-4 to register the shares resulting from the Business Combination; and (ii) on or before May 28, 2024, the Company will demonstrate compliance with all applicable requirements for continued listing on The Nasdaq Stock Market.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

Public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the initial business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the initial vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the Company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the Company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the Company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming stockholder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the vote on the proposal to approve the initial business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares. If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until December 29, 2024 (or as extended as provided in our registration statement). Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any extension of the period to complete our initial business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our Charter Amendment following the March 28, 2024 Stockholders Meeting provides that we will have up to until December 29, 2024 through one-month Extensions to provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an additional $0.033 per share for each month, or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation. If we are unable to complete our business combination by December 29, 2024 (or as otherwise extended), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our business combination by December 29, 2024 (or as otherwise extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation). Our stockholders have approved the issuance of the placement units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether the funds had been timely deposited. Our sponsor is not obligated to fund the trust account to extend the time for us to complete our initial business combination. The public stockholders will not be able to vote on or redeem their public shares in connection with any such extensions.

Our sponsor, directors and each member of our management have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we do not complete an initial business combination within the period to consummate the initial business combination including with respect to any shares obtained through the placement units. However, if our sponsor, directors or members of our management team acquire public shares in or after this offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we do not complete an initial business combination within the period to consummate the initial business combination.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the period to consummate the initial business combination, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any divided by the number of the then outstanding public shares. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from up to $100,000 of funds from the interest on the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of this offering the sale of the placement rights, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.10. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

The underwriters will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per unit, due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act.

In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per unit, due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, if any, and our sponsor asserts that they are unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per unit.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act.

In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder. If we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the period to consummate the initial business combination may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the period to consummate the initial business combination, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination within the period to consummate the initial business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any (less up to $100,000 of interest to pay taxes and if needed, dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.10 per unit to our public stockholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some, or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete an initial business combination within the period to consummate the initial business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the period to consummate the initial business combination or (B) with respect to any other provisions relating to the rights of holders of our common stock, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination.

Public stockholders who redeem their common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination within the period to consummate the initial business combination, with respect to such shares of our common stock so redeemed. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	lack of opportunity to vote on our proposed business combination;

●	lack of protections afforded to investors of blank check companies;

●	issuance of equity and/or debt securities to complete a business combination;

●	we may lack sufficient working capital;

●	third-party claims reducing the per-share redemption price;

●	negative interest rate for securities in which we invest the funds held in the trust account;

●	our stockholders being held liable for claims by third parties against us;

●	failure to enforce our sponsor’s indemnification obligations;

●	the ability of rights holders to obtain a favorable judicial forum for disputes with our company;

●	we have dependence on key personnel and our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	conflicts of interest of our sponsor, officers and directors and the representative;

●	the delisting of our securities by Nasdaq may occur and an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	dependence on a single target business with a limited number of products or services;

●	shares being redeemed and rights and rights becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	we may lack the ability to obtain additional financing and the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our initial stockholders controlling a substantial interest in us;

●	rights’ and insider shares’ adverse effect on the market price of our common stock;

●	disadvantageous timing for redeeming rights;

●	registration rights’ adverse effect on the market price of our common stock;

●	business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations; tax consequences to business combinations; and

●	exclusive forum provisions in our amended and restated certificate of incorporation.

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction;

●	our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after this offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	Nasdaq may delist our securities from trading on its exchange prior to an initial business combination, which could limit investors’ ability to make transactions in our securities and subject it to additional trading restrictions;

●	the SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we can modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2023 related to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●	there is substantial doubt about our ability to continue as a “going concern” if we do not complete our initial business combination by December 29, 2024; and

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required period, our public stockholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our trust account, and our rights will expire worthless.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 79B Pemberwick Road, Greenwich, CT 06831, and our telephone number is (650) 450-6836.

Since December 30, 2021, the date our securities began trading on Nasdaq, we have paid ARC Group Limited, our financial advisor $10,000 per month for our office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations. For the year ended December 31, 2023, the Company has recognized $120,000 operating cost for the service provided by ARC Group Ltd. under this agreement.

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

Holders of Record

As of April 16, 2024, there were 2,136,291 of our shares of Class A common stock issued and outstanding held by approximately 2 stockholders of record, and there were 2,875,000 of our shares of Class B common stock issued and outstanding held by approximately 10 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Our Charter Amendment following the March 28, 2024 Stockholders Meeting provides that we will have up to until December 29, 2024 through one-month Extensions to provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an additional $0.033 per share for each month, or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation.

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

All activity through December 31, 2023 relates to our formation, IPO, and search for a prospective initial business combination target.

We are incurring significant costs in the pursuit of our acquisition plans with Brand AA Sdn Bhd. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 15, 2021 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $726,042, which consisted of investment income earned on marketable securities held in our Trust Account of $2,752,079 offset by formation and operational costs of $895,403, franchise tax of $200,050 and provision for income tax of $930,584.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete our initial business combination, we will repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account, if any, to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As December 31, 2023, the Company has borrowed $537,431 under such loans.

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

As indicated in the accompanying financial statements, at December 31, 2023, the Company had $4 of cash in its operating bank account and a working capital deficit of $4,491,448. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

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

On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. In June 2021, the Sponsor transferred 20,000 shares each to the Company’s Chief Executive Officer and David Kopp, 15,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s independent director nominees. In July 2021, the Sponsor also transferred 431,250 shares to ARC Group Limited. In November 2021, ARC Group Limited transferred 140,400 shares to Max Mark Capital Limited, 140,400 shares to Jonathan Chan, and 10,000 shares to Mei Eng Goy. ARC Group Limited purchased its net 140,450 shares in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Each of the transfers above were completed at the same per share purchase price as the Sponsor paid for the founder shares, or $0.009. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of this offering (excluding the placement units and underlying securities). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. As of December 31, 2023, the Sponsor owned 2,358,750 shares of Class B common stock. As the underwriters’ over-allotment option has been exercised in full, none of the Sponsor shares were forfeited.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As December 31, 2023, the Company has borrowed $522,431 under such loans.

In order to extend the life of the Company, the Sponsor or an affiliate of the Sponsor, or the Company’s officer and directors may, but are not obligated to, loan funds to the Company to deposit into the trust account in order to extend the period in which the Company has to consummate a business combination. As of December 31, 2023, the Company has borrowed $885,000 under these extension loans.

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

Our Charter Amendment following the March 28, 2024 Stockholders Meeting provides that we will have up to until December 29, 2024 through one-month Extensions to provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an additional $0.033 per share for each month, or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation.

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2023, there were no critical accounting policies.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2023 due to the material weaknesses.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the material weaknesses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers .

Name	Age	Position
Jonathan Chan	59	Chairman, Chief Executive Officer and Director
Alex Lee	49	Chief Financial Officer
Lim How Teck	73	Director
Mariana Kou	40	Director
Charles Abelmann	58	Director

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

Mariana Kou joined our Board on December 29, 2021. Ms. Kou is chairperson and CEO of CTEH Inc. (1620:HK)), an investment holding company that provides travel products and services in Canada and the United States. Prior to this role, from 2019 to 2021, she was CEO of Research Study Education Group, a company that provides overseas education services to students in the Greater Bay Area, and an award-winning equity research analyst specializing in the China education industry and the global luxury goods sector. Ms. Kou started her banking career in New York at JP Morgan, Lehman Brothers, and Smith Barney. Ms. Kou was most recently Head of China Education and HK Consumer Research at brokerage and investment bank CLSA Limited from 2010 to 2019, where she was involved in ten education company IPOs. In 2020, she published her first book “Investing in Dragons: Education Industry and Capital Markets.” She was a board advisor to publicly listed EdTechX (NASDAQ: EDTXU) and advises several education ventures. Ms. Kou has been a keynote speaker at government and industry conferences as well as interviewed regularly by international media. Ms. Kou was appointed Senator for China by the World Business Angels Investment Forum, an affiliated partner of the G20 Global Partnership for Financial Inclusion (GPFI) in June 2020. She is the founder of the Asia Education Society, a member of Forbes Women Forum, and the founding co-lead of Columbia University Venture Community’s Hong Kong Chapter. Ms. Kou sits on the board of Zonta Club of NTII and was also a founding committee member of Children’s Medical Foundation’s social impact fellowship program in collaboration with Dwight Hall at Yale. Ms. Kou is a current student at the University of Southern California’s global executive Doctor of Education program. She holds an MBA from Columbia Business School and is a graduate of Stanford University’s Innovation and Entrepreneurship program. Ms. Kou received her B.BA. from the University of Notre Dame magna cum laude and received the Raymond P. Kent Award. She is a CFA charter holder and a member of global business honor society Beta Gamma Sigma and economics honor society Omicron Delta Epsilon. We believe Ms. Kou is well-qualified to serve as a member of our board of directors due to her experience in the Asia education industry and capital markets.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 16, 2024 the number of shares of Class A common stock and Class B common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Class A common stock and Class B common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of April 16, 2024, we had 2,664,791 shares of Class A common stock and 2,875,000 shares of Class B common stock, issued and outstanding. The Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of April 16, 2024.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
Jonathan Chan(1)(2)	3,047,650	55.0%
Alex Lee(1)	15,000	*
Lim How Teck(1)	10,000	*
Mariana Kou(1)	10,000	*
Charles Abelmann(1)	10,000	*
All officers and directors as a group	3,092,650	55.8%
(5 individuals)

Holders of 5% or more
Aetherium Capital Holdings LLC(3)	2,887,250	52.1%
Wolverine Asset Management, LLC (4)	442,397	8.0%
Hudson Bay Capital Management LP(5)	284,250	5.1%
Meteora Capital, LLC(6)	367,378	6.6%
Harraden Circle Investments, LLC(7)	349,639	6.3%

* Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the entities and individuals is c/o Aetherium Acquisition Corp., 79B Pemberwick Rd., Greenwich, CT 06831.

(2)	Includes shares owned by Aetherium Capital Holdings LLC, over which Jonathan Chan, as manager, has voting and dispositive power. Mr. Chan disclaims beneficial ownership of such shares, except to the extent of his respective pecuniary interest therein.

(3)	Jonathan Chan, our Chairman and Chief Executive Officer, as manager, has voting and dispositive power over the shares owned by Aetherium Capital Holdings LLC.

(4)	Based on a Schedule 13G filed on February 1, 2024, for the holders: Wolverine Asset Management, LLC, Wolverine Holdings, L.P., Wolverine Trading Partners, Inc., Christopher L. Gust, and Robert R. Bellick. The filing Schedule 13G should not be construed as an admission that the Reporting Person is, for the purposes of Section 13 of the Act, the beneficial owner of the Shares reported therein. The address of the holders is 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

(5)	Based on a Schedule 13G filed on February 5, 2024. Mr. Sanders Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Hudson Bay Capital Management LP, and accordingly Mr. Gerber may be deemed to be the beneficial owner of the shares of Class A common stock held by Hudson Bay Capital Management LP. The filing Schedule 13G should not be construed as an admission that the Reporting Person is, for the purposes of Section 13 of the Act, the beneficial owner of the Shares reported therein. The address of the holder is 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830.

(6)	Based on a Schedule 13G filed on February 14, 2024. Meteora Capital, LLC, a Delaware limited liability company with respect to the Common Stock held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the “Meteora Funds”), and Vik Mittal, who serves as the Managing Member of Meteora Capital, with respect to the Common Stock held by the Meteora Funds. The filing Schedule 13G should not be construed as an admission that the Reporting Person is, for the purposes of Section 13 of the Act, the beneficial owner of the Shares reported therein. The address of the holder is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

(7)	Based on a Schedule 13G filed on January 25, 2024 for the shares of Common Stock beneficially owned by Harraden Fund and Harraden Special Op Fund, Harraden GP is the general partner to Harraden Fund and Harraden Special Op Fund, and Harraden LLC is the general partner of Harraden GP. Harraden Adviser serves as investment manager to Harraden Fund, Harraden Special Op Fund and other high net worth individuals. Mr. Fortmiller is the managing member of each of Harraden LLC and Harraden Adviser. In such capacities, each of Harraden GP, Harraden LLC, Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the Shares reported herein directly beneficially owned by Harraden Fund and Harraden Special Op Fund.. The filing Schedule 13G should not be construed as an admission that the Reporting Person is, for the purposes of Section 13 of the Act, the beneficial owner of the Shares reported therein. The address of the holder is 299 Park Avenue, 21st Floor, New York, NY 10171.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023 and December 31, 2022, the Company has borrowed $522,431 and $91,124 under the Working Capital Loans, respectively.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MaloneBailey in connection with regulatory filings. The aggregate fees of MaloneBailey for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC totaled $47,500 for the year ended December 31, 2023 and $42,500 for the year ended December 31, 2022. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2023 and for the year ended December 31, 2022, we did not pay MaloneBailey any audit-related fees.

Tax Fees. The aggregate fees of MaloneBailey for tax return services, planning and tax advice for the year ended December 31, 2023 and for the year ended December 31, 2022 was $3,500 and $0, respectively.

All Other Fees. We did not pay MaloneBailey for any other services for the year ended December 31, 2023 and for the year ended December 31, 2022.

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

(F) The following documents are filed as part of this Form 10-K:

(F) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

1.1	Underwriting Agreement, dated December 29, 2021, by and among the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Registrant on January 4, 2022).
2.1	Business Combination Agreement, dated as of dated as of February 28, 2024, by and among Aetherium Acquisition Corp, Aether Merger Sub Inc., Capital A Berhad, Capital A International, and Brand AA Sdn Bhd. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on March 7, 2024).
2.2	Sponsor Support Agreement, dated as of February 28, 2024, by and among Aetherium Acquisition Corp, Aetherium Capital Holdings LLC, Capital A Berhad, and Capital A International. (incorporated by reference to Exhibit 2.2 filed with the Form 8-K filed by the Registrant on March 7, 2024).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on January 4, 2022).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 filed with the Form 8-K filed by the Registrant on January 4, 2022).
3.3	Amendment to the Amended and Restated Certificate of Incorporation of Aetherium Acquisition Corp. (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on March 29, 2023).
3.4	Second Amendment to the Amended And Restated Certificate of Incorporation of Aetherium Acquisition Corp. (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on April 2, 2024).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on December 23, 2021).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on July 21, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on December 23, 2021).
4.4	Warrant Agreement, dated December 29, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on January 4, 2022).
4.5*	Description of Securities
10.1	Promissory Note, dated May 10, 2021, issued to Aetherium Capital Holdings LLC (incorporated by reference to Exhibit 10.2 filed with the Form S-1 filed by the Registrant on July 21, 2021).
10.2	Subscription Agreement, dated May 11, 2021, between the Registrant and Aetherium Capital Holdings LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on July 21, 2021).
10.3	Letter Agreement, dated December 29, 2021, by and among the Company, its officers and directors, the Sponsor and certain other stockholders party thereto (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 4, 2022).
10.4	Investment Management Trust Agreement, dated December 29, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on January 4, 2022).
10.5	Registration Rights Agreement, dated December 29, 2021, by and among the Company, the Sponsor, and certain other stockholders party thereto (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on January 4, 2022).
10.6	Administrative Support Agreement, dated December 29, 2021, by and between the Company and ARC Group Limited (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on January 4, 2022).
10.7	Form of Indemnity Agreement, dated December 29, 2021, by and between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on January 4, 2022).
10.8	Private Placement Unit Subscription Agreement, dated December 29, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on January 4, 2022).
10.9	Amendment No. 3 to the Trust Agreement, effective as of March 28, 2024 between Aetherium Acquisition Corp and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 2, 2024).
14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 filed with the Registration Statement on Form S-1 filed by the Registrant on July 21, 2021)
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AETHERIUM ACQUISITION CORP.

Dated: April 16, 2024	By:	/s/ Jonathan Chan
	Name:	Jonathan Chan
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Chan	Chief Executive Officer and Chairman	April 16, 2024
Jonathan Chan	(Principal Executive Officer)

/s/ Alex Lee	Chief Financial Officer	April 16, 2024
Alex Lee	(Principal Accounting and Financial Officer)

/s/ Lim How Teck	Director	April 16, 2024
Lim How Teck

/s/ Mariana Kou	Director	April 16, 2024
Mariana Kou

/s/ Charles Abelmann	Director	April 16, 2024
Charles Abelmann

AETHERIUM ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Aetherium Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aetherium Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
April 16, 2024

AETHERIUM ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Cash	$4	$334
Cash and marketable securities held in trust account	32,931,063	117,914,699
Total Current Assets	32,931,067	117,915,033

Total assets	$32,931,067	$117,915,033

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$917,117	$468,331
Franchise tax payable	400,100	200,050
Income tax payable	868,297	207,733
Excise tax payable	883,507	-
Working capital loan – related party	537,431	91,124
Extension loans – related party	885,000	-
Deferred underwriter fee payable	4,025,000	4,025,000
Total current liabilities	8,516,452	4,992,238

Total liabilities	8,516,452	4,992,238

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 2,991,003 shares (at $10.59 per share) and 11,500,000 shares (at $10.25 per share), respectively	31,662,667	117,914,699

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 528,500 (excluding 2,991,003 and 11,500,000 Class A shares subject to redemption, respectively) issued and outstanding	53	53
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 2,875,000 issued and outstanding	288	288
Additional paid-in capital	-	-
Accumulated deficit	(7,248,393)	(4,992,245)
Total Stockholders’ Equity (Deficit)	(7,248,052)	(4,991,904)
Total Liabilities and Stockholders’ Equity (Deficit)	$32,931,067	$117,915,033

The accompanying notes are an integral part of these financial statements.

AETHERIUM ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Formation and operating costs	$(895,403)	$(1,405,790)
Franchise tax	(200,050)	(200,050)
Loss from operations	(1,095,453)	(1,605,840)

Other income and expense:
Investment income earned on investments held in Trust Account	2,752,079	1,189,699
Other income (loss)	2,752,079	1,189,699

Income (loss) before provision for income taxes:	1,656,626	(416,141)
Provision for income taxes	(930,584)	(207,733)
Net income (loss)	$726,042	$(623,874)

Weighted average shares outstanding of Class A common stock	5,431,113	11,962,590
Basic and diluted net income (loss) per Class A common stock	$0.09	$(0.04)
Weighted average shares outstanding of Class B common stock	2,875,000	2,875,000

Basic and diluted net income (loss) per Class B common stock	$0.09	$(0.04)

The accompanying notes are an integral part of these financial statements.

AETHERIUM ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2023

							Total
	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2022	528,500	$53	2,875,000	$288	$-	$(4,992,245)	$(4,991,904)
Extension funds attributable to common stock subject to redemption	-	-	-	-	-	(885,000)	(885,000)
Re-measurement of Class A common stock subject to redemption	-	-	-	-	-	(1,213,683)	(1,213,683)
Excise tax	-	-	-	-	-	(883,507)	(883,507)
Net income	-	-	-	-	-	726,042	726,042
Balance – December 31, 2023	528,500	$53	2,875,000	$288	$-	$(7,248,393)	$(7,248,052)

FOR THE YEAR ENDED DECEMBER 31, 2022

							Total
	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2022	-	$-	2,875,000	$288	$24,712	$(445)	$24,555
Sale of IPO Units	11,500,000	1,150	-	-	114,998,850	-	115,000,000
Sale of Private Placement Units	528,500	53	-	-	5,284,947	-	5,285,000
Offering and Underwriting costs	-	-	-	-	(6,762,886)	-	(6,762,886)
Class A Common Stock subject to possible redemption	(11,500,000)	(1,150)	-	-	(116,723,850)	-	(116,725,000)
Accretion APIC to deficit	-	-	-	-	3,178,227	(3,178,227)	-
Re-measurement of Class A common stock subject to redemption	-	-	-	-	-	(1,189,699)	(1,189,699)
Net loss	-	-	-	-	-	(623,874)	(623,874)
Balance – December 31, 2022	528,500	$53	2,875,000	$288	$-	$(4,992,245)	$(4,991,904)

The accompanying notes are an integral part of these financial statements.

AETHERIUM ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash flow from operating activities:
Net income (loss)	$726,042	$(623,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(2,752,079)	(1,189,699)
Expenses paid by related party	331,182	-
Changes in operating assets and liabilities:
Deferred offering cost	-	304,786
Franchise tax payable	200,050	200,050
Income tax payable	660,564	207,733
Accrued expenses	448,786	285,452
Net cash used in operating activities	(385,455)	(815,552)

Cash flows from investing activities:
Investment of cash in Trust Account	(885,000)	(116,725,000)
Cash withdrawn from Trust Account in connection with redemptions	88,350,715	-
Cash withdrawn from Trust Account for tax obligations	270,000	-
Net cash provided by (used in) investing activities	87,735,715	(116,725,000)

Cash flow from financing activities:
Redemptions of Class A ordinary shares	(88,350,715)	-
Proceeds from sale of Units, net of underwriting discount paid	-	112,262,114
Proceeds from sale of private placement units	-	5,285,000
Proceeds from Working Capital Loan	115,125	91,124
Proceeds from extensions loan	885,000	-
Repayment of promissory note – related party	-	(122,352)
Net cash provided by (used in) financing activities	(87,350,590)	117,515,886

Net change in cash	(330)	(24,666)
Cash at the beginning of the period	334	25,000
Cash at the end of the period	$4	$334

Supplemental disclosure of non-cash financing activities:
Extension funds attributable to common stock subject to redemption	$885,000	$-
Excise tax liability	$883,507	$-
Deferred underwriting fee payable	$-	$4,025,000
Value of Class A common stock subject to possible redemption	$-	$116,725,000
Re-measurement of Class A common stock subject to redemption	$1,213,683	$1,189,699

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from April 15, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the Initial Public Offering (as defined below) and searching for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

AETHERIUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

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

The Company had 15 months from the closing of the Initial Public Offering (See Note 3) to consummate a Business Combination (the “Combination Period”). On March 23, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved the proposal to amend the Company’s amended and restated certificate of incorporation, to extend the date by which the Company must consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period from April 3, 2023 to April 3, 2024, by depositing into the trust account established for the benefit of the Company’s public stockholders the lesser of (A) $0.055 per non-redeeming publicly held share of common stock and (B) $150,000 (the “Extension Payment”) for each one-month extension. In connection with such proposal, stockholders elected to redeem 8,508,997 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), which represents approximately 74% of the shares that were part of the units that were sold in the Company’s IPO. Following such redemptions, 2,991,003 are subject to redemption. On each of April 3, May 3, July 11, and July 31, the Company’s Sponsor has deposited into the Company’s trust account $150,000 to extend the period of time it has to consummate its initial business combination by six months from April 3, 2023 to October 3, 2023. On December 4, 2023, the Company deposited $300,000 into the Trust Account to further extend the period of time it has to consummate a business combination by six months from December 4, 2023 to June 4, 2024.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and their requirements of other applicable law. Accordingly, it is the Company’s intention to redeem the Public Shares as soon as reasonably possible following the 15th month and, therefore, the Company does not intend to comply with those procedures. As such, the Company’s stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of the Company’s stockholders may extend well beyond the third anniversary of such date.

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

Liquidity and Management’s Plans

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. The Company has incurred and expects to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the business combination. However, there is no assurance that the Company’s plans to consummate an initial Business Combination will be successful within the Combination Period.

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

As a result of redemptions by the public stockholders in 2023, the Company accrued the 1% excise tax in the amount of $883,507 as a reduction of retained deficit.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023 and December 31, 2022, the Company had $4 and $334 of cash in its operating bank account, respectively. As of December 31, 2023 and December 31, 2022, the Company had no cash equivalents.

Cash and Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income earned on investment held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering executed on January 3, 2022 and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Warrant Liabilities

The Company accounts for Warrants as either equity-classified or liability-classified instruments based on an assessment of the Warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own shares of Class A Common Stock and whether the Warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the statements of operations.

As the warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 815, therefore, the warrants are classified as equity as of December 31, 2023 and 2022.

Franchise Tax

Delaware, where the Company is incorporated, imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Delaware. Delaware franchise tax is based on authorized shares or on assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares. During years ended December 31, 2023 and 2022 the Company incurred $200,050 of franchise tax.

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

The Company’s effective tax rate was (56.17%) for the year ended December 31, 2023. The Company’s effective tax rate was (49.9%) for the year ended December 31, 2022. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2023 and 2022, due to transaction costs and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

The provision for income taxes for the year ended December 31, 2023 was $930,584. The provision for income taxes for the year ended December 31, 2022 was $207,733.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Class A common stock
Numerator: net income (loss) allocable to Class A common stock	474,736	(502,989)
Denominator: weighted average number of Class A common stock	5,431,113	11,962,590
Basic and diluted net income (loss) per redeemable Class A common stock	$0.09	$(0.04)

Class B common stock
Numerator: net income (loss) allocable to Class B common stock	251,306	(120,885)

Denominator: weighted average number of Class B common stock	2,875,000	2,875,000

Basic and diluted net income (loss) per Class B common stock	$0.09	$(0.04)

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. On April 10, 2023, $88,350,715 was paid to shareholders for redemption of 8,508,997 shares of the Company’s Class A common stock. As of December 31, 2023 and 2022 there is 2,991,003 and 11,500,000 Class A common shares, respectively, subject to possible redemption in the amount of $31,662,667 and $117,914,699, respectively,  at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On December 31, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

AETHERIUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Recent Accounting Standards

Management of the Company does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Risks and Uncertainties

Management continues evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 5 — Related Party Transactions

Founder Shares

On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. In June 2021, the Sponsor transferred 20,000 shares each to the Company’s Chief Executive Officer and David Kopp, 15,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s independent director nominees. In July 2021, the Sponsor also transferred 431,250 shares to ARC Group Limited. In November 2021, ARC Group Limited transferred 140,400 shares to Max Mark Capital Limited, 140,400 shares to Jonathan Chan, and 10,000 shares to Mei Eng Goy. ARC Group Limited purchased its net 140,450 shares in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Each of the transfers above were completed at the same per share purchase price as the Sponsor paid for the founder shares, or $0.009. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the IPO (excluding the placement units and underlying securities). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. As of December 31, 2023 and December 31, 2022, the Sponsor owned 2,358,750 shares of Class B common stock. As the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture.

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

Extension Loan

The Company had 15 months from the closing of the Initial Public Offering (See Note 3) to consummate a Business Combination (the “Combination Period”). On March 23, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved the proposal to amend the Company’s amended and restated certificate of incorporation, to extend the date by which the Company must consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period from April 3, 2023 to April 3, 2024, by depositing into the trust account established for the benefit of the Company’s public stockholders the lesser of (A) $0.055 per non-redeeming publicly held share of common stock and (B) $150,000 (the “Extension Payment”) for each one-month extension. As of December 31, 2023 and December 31, 2022 there was $885,000 and $0 outstanding under extension loans, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company up to $3,500,000 funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023, the Company has borrowed $522,431 outstanding under the Working Capital Loans. As of December 31, 2022, there was $91,124 outstanding under the Working Capital Loans.

Administrative Services Arrangement

The Company’s financial advisor has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the financial advisor $10,000 per month for these services. For the year ended December 31, 2023 and December 31, 2022, the Company has recognized $120,000 operating cost for the service provided by ARC Group Ltd. under this agreement .

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, as well as the holders of the Placement Units (and underlying securities) and any securities issued in payment of Working Capital Loans made to the Company, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 – Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On December 31, 2023, there were there were 528,500 shares of Class A Common Stock issued and outstanding, excluding 2,991,003 shares of Class A Common Stock subject to possible redemption. On December 31, 2022, there were there were 528,500 shares of Class A Common Stock issued and outstanding, excluding 11,500,000 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On January 3, 2022, as the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture. At December 31, 2023 and December 31, 2022 there were 2,875,000 shares of Class B common stock issued and outstanding. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial business combination on a one-for-one basis.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Warrants — Each warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the date of the final prospectus for our IPO and the completion of our initial business combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A common stock.

The warrants will expire five years after the completion of our initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to satisfying the obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

The Company has not registered the shares of Class A common stock issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, the Company will use best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Commpany will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, right issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before we send the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may not exercise the redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. The Company will use best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered in the IPO.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering except the Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

		December 31,		December 31,
Description	Level	2023	Level	2022
Assets:
Investments held in Trust Account	1	$32,931,063	1	$117,914,699

AETHERIUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 9 – Income Taxes

The Company’s net deferred tax assets are as follows at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Deferred tax asset
Sec. 195 Start-up Costs	$436,668	$290,737
Net Operating Loss - Federal	-	-
Total deferred tax asset	436,668	290,737
Valuation allowance	(436,668)	(290,737)
Deferred tax asset, net of allowance	$-	$-

The income tax provision consists of the following:

	December 31, 2023	December 31, 2022
Federal
Current	$930,584	$207,733
Deferred	436,668	290,644
State and Local
Current	-	-
Deferred	-	-
Change in valuation allowance	(436,668)	(290,644)
Income tax provision	$930,584	$207,733

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023 and December 31, 2022, the change in the valuation allowance was $436,668 and $290,644, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.00%	21.0%
NOL Carry-forward - US	-	-
Permanent differences	8.81%	(1.1)%
Change in valuation allowance	26.36%	(69.8)%
Income tax provision	56.17%	(49.9)%

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

The funds in the Trust Account have, from our initial public offering, through approximately February 1, 2024, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, on or about February 1, 2024, we instructed Continental Stock Transfer & Trust Company, pursuant to the executed Second Amendment to the Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company, to liquidate the investments in the money market funds held in the Trust Account immediately and thereafter to hold all funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of consummation of our initial business combination or liquidation of the Company.

On March 28, 2024, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved the proposal to amend the Company’s amended and restated certificate of incorporation, to extend the date by which the Company must consummate a business combination to thirty-six (36) months from the effectiveness date of the Company’s Form S-1 by the SEC, which was December 29, 2021, until December 29, 2024, by depositing into the trust account established for the benefit of the Company’s public stockholders $0.033 per non-redeeming publicly held share of common stock for each one-month extension.

In connection with such proposal, stockholders elected to redeem 1,383,212 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”). As a result, there will be an approximate payout of $15,229,164 (approximately $11.01 per share) that will be removed from the Trust Account to pay such holders. This has not yet occurred as of the date these financial statements are issued.

