Form 10-Q
period 2024-06-30
Aetherium Acquisition Corp
filed 2024-08-22
CIK 1866547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 19, 2024, there were 5,105,784 shares of Class A common stock, par value $0.0001 per share, and 1 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

AETHERIUM ACQUISITION CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AETHERIUM ACQUISITION CORP.

BALANCE SHEETs

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash	$207	$4
Cash and marketable securities held in trust account	19,349,818	32,931,063
Total Current Assets	19,350,025	32,931,067

Total assets	$19,350,025	$32,931,067

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,163,616	$917,117
Franchise tax payable	218,850	400,100
Income tax payable	615,079	868,297
Excise Tax Payable	1,029,655	883,507
Working capital loan – related party	821,631	537,431
Extension Loans – related party	1,800,000	885,000
Deferred underwriter fee payable	4,025,000	4,025,000
Total current liabilities	9,673,831	8,516,452

Total liabilities	9,673,831	8,516,452

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 1,702,285 and 2,991,003 shares (at redemption value of $10.88 and $10.59 per share as of June 30, 2024 and December 31, 2023, respectively)	18,515,890	31,662,667

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common shares, $0.0001 par value; 100,000,000 shares authorized; 3,403,499 and 528,500 (excluding 1,702,285 and 2,991,003 Class A shares subject to redemption as of June 30, 2024 and December 31, 2023, respectively) issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	340	53
Class B common shares, par value $0.0001; 10,000,000 shares authorized; 1 and 2,875,000 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	288

Additional paid-in capital	-	-
Accumulated deficit	(8,840,037)	(7,248,393)
Total Stockholders’ Deficit	(8,839,696)	(7,248,052)
Total Liabilities and Stockholders’ Deficit	$19,350,025	$32,931,067

The accompanying notes are an integral part of these unaudited financial statements

AETHERIUM ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Six Months Ended	For the Three Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023
Formation and operating costs	$(70,300)	$(529,647)	$(37,236)	$(277,098)
Franchise tax	(50,000)	(100,000)	(50,000)	(100,000)
Loss from operations	(120,300)	(629,647)	(87,236)	(377,098)

Other income and expense:
Investment income earned on investments held in Trust Account	273,559	798,964	736,219	1,922,922
Total other income (expense)	273,559	798,964	736,219	1,922,922
Income (loss) before provision for income taxes	153,259	169,317	648,983	1,545,824
Provision for income taxes	(46,947)	(146,782)	(144,107)	(382,814)
Net Income (loss)	$106,312	$22,535	$504,876	$1,163,010

Weighted average shares outstanding of Class A common stock, basic and diluted	4,250,551	3,885,027	3,519,503	7,374,408
Basic and diluted net income (loss) per common stock	$0.02	$0.00	$0.08	$0.11
Weighted average shares outstanding of Class B common stock, basic and diluted	1,421,704	2,148,352	2,875,000	2,875,000
Basic and diluted net income (loss) per common stock	$0.02	$0.00	$0.08	$0.11

The accompanying notes are an integral part of these unaudited financial statements.

AETHERIUM ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2024	528,500	$53	2,875,000	$288	$-	$(7,248,393)	$(7,248,052)
Re-measurement of Class A common stock subject to redemption	-	-	-	-	-	(375,371)	(375,371)
Extension funds attributable to common stock subject to redemption	-	-	-	-	-	(766,148)	(766,148)
Net loss	-	-	-	-	-	(83,777)	(83,777)
Balance – March 31, 2024	528,500	$53	2,875,000	$288	$-	$(8,473,689)	$(8,473,348)
Re-measurement of Class A common stock subject to redemption	-	-	-	-	-	(176,512)	(176,512)
Extension funds attributable to common stock subject to redemption	-	-	-	-	-	(150,000)	(150,000)
Excise tax liability	-	-	-	-	-	(146,148)	(146,148)
Class B conversion	2,874,999	287	(2,874,999)	(287)	-	-	-
Net income	-	-	-	-	-	106,312	106,312
Balance – June 30, 2024	3,403,499	$340	1	$1	$-	$(8,840,037)	$(8,839,696)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	528,500	$53	2,875,000	$288	$-	$(4,992,245)	$(4,991,904)
Re-measurement of Class A common stock subject to redemption	-	-	-	-	-	(490,213)	(490,213)
Net income	-	-	-	-	-	658,134	658,134
Balance – March 31, 2023	528,500	$53	2,875,000	$288	$-	$(4,824,324)	$(4,823,983)
Re-measurement of Class A common stock subject to redemption	-	-	-	-	-	(542,132)	(542,132)
Extension funds attributable to common stock subject to redemption	-	-	-	-	-	(285,000)	(285,000)
Net income	-	-	-	-	-	504,876	504,876
Balance – June 30, 2023	528,500	$53	2,875,000	$288	$-	$(5,146,580)	$(5,146,239)

The accompanying notes are an integral part of these unaudited financial statements

AETHERIUM ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Cash flow from operating activities:
Net income (loss)	$22,535	$1,163,010
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(798,964)	(1,922,922)
Expenses paid by related party	284,200	31,679
Changes in operating assets and liabilities:
Franchise tax payable	(181,250)	100,000
Income tax payable	(253,218)	112,794
Accrued expenses	246,498	245,212
Net cash used in operating activities	(680,199)	(270,226)

Cash flows from investing activities:
Cash withdrawn from trust account in connection with redemptions	14,614,808	88,350,715
Cash withdrawn from trust account for tax obligations	681,550	270,000
Investment of cash in trust account	(916,148)	(285,000)
Net cash provided by investing activities	14,380,210	88,335,715

Cash flow from financing activities:
Redemption of Class A common stock	(14,614,808)	(88,350,715)
Proceeds from extension loan	915,000	-
Proceeds from working capital loan	-	285,000
Net cash used in financing activities	(13,699,808)	(88,065,715)

Net change in cash	203	(227)
Cash at the beginning of the period	4	334
Cash at the end of the period	$207	$107

Supplemental disclosure of non-cash financing activities:
Extension funds attributable to common stock subject to redemption	$916,148	$285,000
Excise tax liability	$146,148	$-
Re-measurement of Class A common stock subject to redemption	$551,883	$1,032,345

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from April 15, 2021 (inception) through June 30, 2024 relates to the Company’s formation and the Initial Public Offering (as defined below) and searching for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

The Company had 15 months from the closing of the Initial Public Offering (See Note 3) to consummate a Business Combination (the “Combination Period”). On March 23, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved the proposal to amend the Company’s amended and restated certificate of incorporation, to extend the date by which the Company must consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period from April 3, 2023 to April 3, 2024, by depositing into the trust account established for the benefit of the Company’s public stockholders the lesser of (A) $0.055 per non-redeeming publicly held share of common stock and (B) $150,000 (the “Extension Payment”) for each one-month extension. In connection with such proposal, stockholders elected to redeem 8,508,997 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), which represents approximately 74% of the shares that were part of the units that were sold in the Company’s IPO. Following such redemptions, 2,991,003  were subject to redemption. On each of April 3, May 3, July 11, and July 31, the Company’s Sponsor has deposited into the Company’s trust account $150,000 to extend the period of time it has to consummate its initial business combination by six months from April 3, 2023 to October 3, 2023. On December 4, 2023, the Company deposited $300,000 into the Trust Account to further extend the period of time it has to consummate a business combination by six months from December 4, 2023 to June 4, 2024.

On January 17, 2024 the Company deposited $315,000 into the Company’s trust account to extend the period of time it has to consummate a business combination by three months from June 4, 2024 to September 4, 2024. On February 14, 2024 the Company deposited $300,000 into the Company’s trust account to extend the period of time it has to consummate a business combination by three months from September 4, 2024 to December 4, 2024. On March 21, 2024 the Company deposited $150,000 into the Company’s trust account to extend the period of time it has to consummate a business combination by three months from December 4, 2024 to March 4, 2025. On May 9, 2024 the Company deposited $150,000 into the Company’s trust account to extend the period of time it has to consummate a business combination by three months from March 4, 2025 to June 5, 2025.

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

As a result of redemptions by the public stockholders on May 10, 2024, the Company accrued the 1% excise tax in the amount of $146,148 as a reduction of retained deficit as of June 30, 2024. As of June 30, 2024 and December 31, 2023 the aggregate excise tax accrued on the Company’s balance sheets totals $1,029,655 and $883,507, respectively.

AETHERIUM ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2023, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2024, the Company had $207 of cash in its operating bank account. As of December 31, 2023, the Company had $4 of cash in its operating bank account. As of June 30, 2024 and December 31, 2023, the Company had no cash equivalents.

Cash and Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income earned on investment held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds.

However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, on or about February 1, 2024, the Company instructed Continental Stock Transfer & Trust Company, pursuant to the executed Second Amendment to the Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company, to liquidate the investments in the money market funds held in the Trust Account immediately and thereafter to hold all funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of consummation of our initial business combination or liquidation of the Company. Thus, as of June 30, 2024, substantially all of the assets held in the Trust Account were held in cash in an interest-bearing demand deposit account.

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

As the warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 815, therefore, the warrants are classified as equity as of June 30, 2024 and December 31, 2023.

Franchise Tax

Delaware, where the Company is incorporated, imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Delaware. Delaware franchise tax is based on authorized shares or on assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares. For the six months ended June 30, 2024 and 2023 the Company incurred $100,000 of franchise tax. As of June 30, 2024 and December 31, 2023, there is franchise tax payable of $218,850 and $400,100, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2024 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes for the three and six months ended June 30, 2024 was $46,947 and $146,782, respectively. The provision for income taxes for the three and six months ended June 30, 2023 was $144,107 and $382,814, respectively.

AETHERIUM ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock shares outstanding for the period. The calculation of diluted net income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

The following table reflects the calculation of basic and diluted net income per common share:

	For The Three Months Ended June 30, 2024	For The Six Months Ended June 30, 2024	For The Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Class A common stock
Numerator: net income (loss) allocable to Class A common stock	$79,666	$14,511	$277,881	$836,781
Denominator: weighted average number of Class A common stock	4,250,551	3,885,027	3,519,503	7,374,408
Basic and diluted net income (loss) per redeemable Class A common stock	$0.02	$0.00	$0.08	$0.11

Class B common stock
Numerator: net income (loss) allocable to Class B common stock	$26,646	$8,024	$226,995	$326,229

Denominator: weighted average number of Class B common stock	1,421,704	2,148,352	2,875,000	2,875,000
Basic and diluted net income (loss) per Class B common stock	$0.02	$0.00	$0.08	$0.11

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. On May 10, 2024 shareholders holding 1,288,718 elected to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $14,614,808 was removed from the Trust Account in connection with the redemption in order to pay such holders. As of June 30, 2024 and December 31, 2023, there are 1,702,285 and 2,991,003 shares of Class A common shares subject to possible redemption in the amount of $18,515,890 and $31,662,667, respectively, at redemption value per Public Share are presented as temporary equity, outside of shareholders’ deficit on the Company’s balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Note 5 — Related Party Transactions

Founder Shares

On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. In June 2021, the Sponsor transferred 20,000 shares each to the Company’s Chief Executive Officer and David Kopp, 15,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s independent director nominees. In July 2021, the Sponsor also transferred 431,250 shares to ARC Group Limited. In November 2021, ARC Group Limited transferred 140,400 shares to Max Mark Capital Limited, 140,400 shares to Jonathan Chan, and 10,000 shares to Mei Eng Goy. ARC Group Limited purchased its net 140,450 shares in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Each of the transfers above were completed at the same per share purchase price as the Sponsor paid for the founder shares, or $0.009. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the IPO (excluding the placement units and underlying securities). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. As the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture. As of June 30, 2024, the Sponsor owned 1 share of Class B common stock.

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

Extension Loan

The Company had 15 months from the closing of the Initial Public Offering (See Note 3) to consummate a Business Combination (the “Combination Period”). On March 23, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved the proposal to amend the Company’s amended and restated certificate of incorporation, to extend the date by which the Company must consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period from April 3, 2023 to April 3, 2024, by depositing into the trust account established for the benefit of the Company’s public stockholders the lesser of (A) $0.055 per non-redeeming publicly held share of common stock and (B) $150,000 (the “Extension Payment”) for each one-month extension. On March 5, 2024 the Company held an extraordinary meeting in lieu of the annual meeting whereby the Company’s stockholders approved the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination to thirty-six (36) months from the effectiveness date of the Company’s Form S-1 by the SEC, which was December 29, 2021, by depositing into the Trust Account $0.033 per non-redeeming Public Share. As of June 30, 2024 and December 31, 2023 there was $1,800,000 and $885,000 outstanding under extension loans, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2024, there was $821,631 outstanding under Working Capital Loan. As of December 31, 2023, there was $537,431 outstanding under Working Capital Loan.

Administrative Services Arrangement

The Company’s financial advisor has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the financial advisor $10,000 per month for these services. For the six months ended June 30, 2024, the Company has recognized $30,000 operating cost for the service provided by ARC Group Ltd. under this agreement. This agreement is no longer in effect as of June 30, 2024. As of June 30, 2024 and December 31, 2023, the balance due under this agreement was $130,000 and $100,000, respectively. As a result of the termination of the agreement mentioned above, the administrative services previously provided by ARC Group Ltd. are currently being provided by the Sponsor at no monthly cost to the Company.

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

On December 29, 2021 the underwriter gave the Company a rebatement of $500,000. So the cash underwriting fee for the Initial Public Offering was $1,800,000.

Note 7 – Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2024, there were 3,403,499 shares of Class A Common Stock issued and outstanding, excluding 1,702,285 shares subject to redemption. As of December 31, 2023, there were 528,500 shares of Class A Common Stock issued and outstanding, excluding 2,991,003 shares subject to redemption.

On May 15, 2024, the holders of the Company’s outstanding Founder Shares converted 2,874,999 Class B common stock into Class A common stock. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Trust Account as a result of their ownership of any Class A common stock issued upon conversion of the Founder Shares. As of June 30, 2024, there were 2,874,999 non-redeemable Class A common stock included in the total 3,403,499 shares of Class A Common Stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On January 3, 2022, as the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture. As of June 30, 2024 and December 31, 2023, there were 1 and 2,875,000 shares of Class B common stock issued and outstanding, respectively. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial business combination on a one-for-one basis. Refer above to the disclosure surrounding the May 15, 2024 conversion of Class B common stock to Class A common stock.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Level	June 30, 2024	December 31, 2023
Assets:
Cash and marketable securities held in trust account	1	$19,349,818	$32,931,063

Note 9 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the unaudited financial statements were available to issue. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Subsequent to June 30, 2024, the Company borrowed $143,489 under working capital loan of which $100,135 was for the extension payment.

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

All activity through June 30, 2024 relates to our formation, IPO (as defined below), and search for a prospective initial business combination target.

We are incurring significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 15, 2021 (inception) through June 30, 2024 were organizational activities, those necessary to consummate the IPO, as described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2024, we had a net income of $22,535, which consisted of interest earned on securities held in the Trust Account of $798,964, offset by operating costs of $529,647, franchise tax expense of $100,000, and the provision for income taxes of $146,782.

For the three months ended June 30, 2024, we had a net income of $106,312, which consisted of interest earned on securities held in the Trust Account of $273,559, offset by operating costs of $70,300, franchise tax expense of $50,000, and the provision for income taxes of $46,947.

For the six months ended June 30, 2023, we had net income of $1,163,010, which consisted of interest earned on securities held in the Trust Account of $1,922,922 offset by operating costs of $277,098, franchise tax expense of $100,000 and the provision for income taxes of $382,814.

For the three months ended June 30, 2023, we had net income of $504,876, which consisted of interest earned on securities held in the Trust Account of $736,219 offset by operating costs of $37,236, franchise tax expense of $50,000 and the provision for income taxes of $144,107.

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

As indicated in the accompanying financial statements, as of June 30, 2024, the Company had $207 of cash in its operating bank account and a working capital deficit of $5,648,624. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

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

Related Party Transactions

On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. In June 2021, the Sponsor transferred 20,000 shares each to the Company’s Chief Executive Officer and David Kopp, 15,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s independent director nominees. In July 2021, the Sponsor also transferred 431,250 shares to ARC Group Limited. In November 2021, ARC Group Limited transferred 140,400 shares to Max Mark Capital Limited, 140,400 shares to Jonathan Chan, and 10,000 shares to Mei Eng Goy. ARC Group Limited purchased its net 140,450 shares in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Each of the transfers above were completed at the same per share purchase price as the Sponsor paid for the founder shares, or $0.009. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the IPO (excluding the Placement Units and underlying securities). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. As the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture. As of June 30, 2024, the Sponsor owned 1 share of Class B common stock.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2024, there was $821,631 outstanding under Working Capital Loans.

The Company had 15 months from the closing of the Initial Public Offering (See Note 3) to consummate a Business Combination (the “Combination Period”). On March 23, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved the proposal to amend the Company’s amended and restated certificate of incorporation, to extend the date by which the Company must consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period from April 3, 2023 to April 3, 2024, by depositing into the trust account established for the benefit of the Company’s public stockholders the lesser of (A) $0.055 per non-redeeming publicly held share of common stock and (B) $150,000 (the “Extension Payment”) for each one-month extension. On March 5, 2024 the Company held an extraordinary meeting in lieu of the annual meeting whereby the Company’s stockholders approved the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination to thirty-six (36) months from the effectiveness date of the Company’s Form S-1 by the SEC, which was December 29, 2021, by depositing into the Trust Account $0.033 per non-redeeming Public Share. As of June 30, 2024 and December 31, 2023 there was $1,800,000 and $885,000 outstanding under extension loans, respectively.

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

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2024, there were no critical accounting policies.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AETHERIUM ACQUISITION CORP.

Date: August 22, 2024	By:	/s/ Jonathan Chan
Jonathan Chan
Chief Executive Officer

Date: August 22, 2024	By:	/s/ Alex Lee
Alex Lee
Chief Financial Officer

