Form 10-Q
period 2024-09-30
Aetherium Acquisition Corp
filed 2025-07-31
CIK 1866547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of July 17, 2025, there were 5,105,784 shares of Class A common stock, par value $0.0001 per share, and 1 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

AETHERIUM ACQUISITION CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AETHERIUM ACQUISITION CORP.

BALANCE SHEETs

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash	$207	$4
Cash and marketable securities held in trust account	19,558,236	32,931,063
Total Current Assets	19,558,443	32,931,067

Total Assets	$19,558,443	$32,931,067

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,541,160	$917,117
Franchise tax payable	268,850	400,100
Income tax payable	648,347	868,297
Excise tax payable	1,029,655	883,507
Working capital loan – related party	821,631	537,431
Extension loans – related party	1,800,000	885,000
Deferred underwriter fee payable	4,025,000	4,025,000
Total Current Liabilities	10,134,643	8,516,452

Total Liabilities	10,134,643	8,516,452

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 1,702,285 and 2,991,003 shares (at redemption value of $10.95 and $10.59 per share as of September 30, 2024 and December 31, 2023, respectively)	18,641,040	31,662,667

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common shares, $0.0001 par value; 100,000,000 shares authorized; 3,403,499 and 528,500 (excluding 1,702,285 and 2,991,003 Class A shares subject to redemption as of September 30, 2024 and December 31, 2023, respectively) issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	340	53
Class B common shares, par value $0.0001; 10,000,000 shares authorized; 1 and 2,875,000 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	288

Additional paid-in capital	-	-
Accumulated deficit	(9,217,581)	(7,248,393)
Total Stockholders’ Deficit	(9,217,240)	(7,248,052)
Total Liabilities and Stockholders’ Deficit	$19,558,443	$32,931,067

The accompanying notes are an integral part of these unaudited financial statements

AETHERIUM ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Formation and operating costs	$(377,545)	$(907,192)	$(121,825)	$(398,923)
Franchise tax	(50,000)	(150,000)	(50,000)	(150,000)
Loss from operations	(427,545)	(1,057,192)	(171,825)	(548,923)

Other income:
Investment income earned on investments held in Trust Account	208,418	1,007,382	405,954	2,328,876
Total other income	208,418	1,007,382	405,954	2,328,876
Income (loss) before provision for income taxes	(219,127)	(49,810)	234,129	1,779,953
Provision for income taxes	(33,268)	(180,050)	(74,750)	(457,564)
Net income (loss)	$(252,395)	$(229,860)	$159,379	$1,322,389

Weighted average shares outstanding of Class A common stock, basic and diluted	5,105,784	4,294,916	3,519,503	6,075,319
Basic and diluted net income (loss) per common stock	$(0.05)	$(0.04)	$0.02	$0.15
Weighted average shares outstanding of Class B common stock, basic and diluted	1	1,427,008	2,875,000	2,875,000
Basic and diluted net income (loss) per common stock	$(0.00)	$(0.04)	$0.02	$0.15

The accompanying notes are an integral part of these unaudited financial statements.

AETHERIUM ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2024	528,500	$53	2,875,000	$288	$-	$(7,248,393)	$(7,248,052)
Re-measurement of Class A common stock subject to redemption	-	-	-	-	-	(375,371)	(375,371)
Extension funds attributable to common stock subject to redemption	-	-	-	-	-	(766,148)	(766,148)
Net loss	-	-	-	-	-	(83,777)	(83,777)
Balance – March 31, 2024	528,500	$53	2,875,000	$288	$-	$(8,473,689)	$(8,473,348)
Re-measurement of Class A common stock subject to redemption	-	-	-	-	-	(176,512)	(176,512)
Extension funds attributable to common stock subject to redemption	-	-	-	-	-	(150,000)	(150,000)
Excise tax liability	-	-	-	-	-	(146,148)	(146,148)
Class B conversion	2,874,999	287	(2,874,999)	(287)	-	-	-
Net income	-	-	-	-	-	106,312	106,312
Balance – June 30, 2024	3,403,499	$340	1	$1	$-	$(8,840,037)	$(8,839,696)
Re-measurement of Class A common stock subject to redemption	-	-	-	-	-	(125,149)	(125,149)
Net loss	-	-	-	-	-	(252,395)	(252,395)
Balance – September 30, 2024	3,403,499	$340	1	$1	$-	$(9,217,581)	(9,217,240)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	528,500	$53	2,875,000	$288	$-	$(4,992,245)	$(4,991,904)
Re-measurement of Class A common stock subject to redemption	-	-	-	-	-	(490,213)	(490,213)
Net income	-	-	-	-	-	658,134	658,134
Balance – March 31, 2023	528,500	$53	2,875,000	$288	$-	$(4,824,324)	$(4,823,983)

Re-measurement of Class A common stock subject to redemption	-	-	-	-	-	(542,132)	(542,132)
Extension funds attributable to common stock subject to redemption	-	-	-	-	-	(285,000)	(285,000)
Net income	-	-	-	-	-	504,876	504,876
Balance – June 30, 2023	528,500	$53	2,875,000	$288	$-	$(5,146,580)	$(5,146,239)
Re-measurement of Class A common stock subject to redemption	-	-	-	-	-	(281,805)	(281,805)
Extension funds attributable to common stock subject to redemption	-	-	-	-	-	(300,000)	(300,000)
Net income	-	-	-	-	-	159,379	159,379
Balance – September 30, 2023	528,500	$53	2,875,000	$288	$-	$(5,568,406)	$(5,568,065)

The accompanying notes are an integral part of these unaudited financial statements

AETHERIUM ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Cash flow from operating activities:
Net income (loss)	$(229,860)	$1,322,389
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(1,007,382)	(2,328,876)
Expenses paid by related party	284,200	31,679
Changes in operating assets and liabilities:
Franchise tax payable	(131,250)	150,000
Income tax payable	(219,950)	187,544
Accrued expenses	624,043	351,934
Net cash used in operating activities	(680,199)	(285,330)

Cash flows from investing activities:
Cash withdrawn from trust account in connection with redemptions	14,614,808	88,350,715
Cash withdrawn from trust account for tax obligations	681,550	270,000
Investment of cash in trust account	(916,148)	(585,000)
Net cash provided by investing activities	14,380,210	88,035,715

Cash flow from financing activities:
Redemption of Class A common stock	(14,614,808)	(88,350,715)
Proceeds from extension loan	915,000	-
Proceeds from working capital loan	-	600,000
Net cash used in financing activities	(13,699,808)	(87,750,715)

Net change in cash	203	(330)
Cash at the beginning of the period	4	334
Cash at the end of the period	$207	$4

Supplemental disclosure of non-cash financing activities:
Amount deposited into Trust Account for extension	$-	$585,000
Extension funds attributable to common stock subject to redemption	916,148	-
Excise tax liability	$146,148	$-
Re-measurement of Class A common stock subject to redemption	$677,032	$1,313,550

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from April 15, 2021 (inception) through September 30, 2024 relates to the Company’s formation and the Initial Public Offering (as defined below) and searching for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

As a result of redemptions by the public stockholders on May 10, 2024, the Company accrued the 1% excise tax in the amount of $146,148 as a reduction of retained deficit as of September 30, 2024. As of September 30, 2024 and December 31, 2023 the aggregate excise tax accrued on the Company’s balance sheets totals $1,029,655 and $883,507, respectively.

AETHERIUM ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2023, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2024, the Company had $207 of cash in its operating bank account. As of December 31, 2023, the Company had $4 of cash in its operating bank account. As of September 30, 2024 and December 31, 2023, the Company had no cash equivalents.

Cash and Marketable Securities Held in Trust Account

To mitigate the risk of the Company being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, on or about February 1, 2024, the Company instructed Continental Stock Transfer & Trust Company, pursuant to the executed Second Amendment to the Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company, to liquidate the investments in the money market funds held in the Trust Account immediately and thereafter to hold all funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of consummation of our initial business combination or liquidation of the Company. Thus, as of September 30, 2024, substantially all of the assets held in the Trust Account were held in cash in an interest-bearing demand deposit account.

As of December 31, 2023, the Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income earned on investment held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds.

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

As the warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 815, therefore, the warrants are classified as equity as of September 30, 2024 and December 31, 2023.

Franchise Tax

Delaware, where the Company is incorporated, imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Delaware. Delaware franchise tax is based on authorized shares or on assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares. For the nine months ended September 30, 2024 and 2023 the Company incurred $150,000 of franchise tax. As of September 30, 2024 and December 31, 2023, there is franchise tax payable of $268,850 and $400,100, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2024 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes for the three and nine months ended September 30, 2024 was $33,268 and $180,050, respectively. The provision for income taxes for the three and nine months ended September 30, 2023 was $74,750 and $457,564, respectively.

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

The following table reflects the calculation of basic and diluted net income per common share:

	For The Three Months Ended September 30, 2024	For The Nine Months Ended September 30, 2024	For The Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Class A common stock
Numerator: net income (loss) allocable to Class A common stock	$(252,395)	$(172,535)	$87,721	$897,615
Denominator: weighted average number of Class A common stock	5,105,784	4,294,916	3,519,503	6,075,319
Basic and diluted net income (loss) per redeemable Class A common stock	$(0.05)	$(0.04)	$0.02	$0.15

Class B common stock
Numerator: net income (loss) allocable to Class B common stock	$-	$(57,325)	$71,658	$424,775

Denominator: weighted average number of Class B common stock	1	1,427,008	2,875,000	2,875,000
Basic and diluted net income (loss) per Class B common stock	$(0.00)	$(0.04)	$0.02	$0.15

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. On May 10, 2024 shareholders holding 1,288,718 elected to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $14,614,808 was removed from the Trust Account in connection with the redemption in order to pay such holders. As of September 30, 2024 and December 31, 2023, there are 1,702,285 and 2,991,003 shares of Class A common shares subject to possible redemption in the amount of $18,641,040 and $31,662,667, respectively, at redemption value per Public Share are presented as temporary equity, outside of shareholders’ deficit on the Company’s balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Note 5 — Related Party Transactions

Founder Shares

On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. In June 2021, the Sponsor transferred 20,000 shares each to the Company’s Chief Executive Officer and David Kopp, 15,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s independent director nominees. In July 2021, the Sponsor also transferred 431,250 shares to ARC Group Limited. In November 2021, ARC Group Limited transferred 140,400 shares to Max Mark Capital Limited, 140,400 shares to Jonathan Chan, and 10,000 shares to Mei Eng Goy. ARC Group Limited purchased its net 140,450 shares in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Each of the transfers above were completed at the same per share purchase price as the Sponsor paid for the founder shares, or $0.009. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the IPO (excluding the placement units and underlying securities). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. As the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture. As of September 30, 2024, the Sponsor owned 1 share of Class B common stock.

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

Extension Loan

The Company had 15 months from the closing of the Initial Public Offering (See Note 3) to consummate a Business Combination (the “Combination Period”). On March 23, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved the proposal to amend the Company’s amended and restated certificate of incorporation, to extend the date by which the Company must consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period from April 3, 2023 to April 3, 2024, by depositing into the trust account established for the benefit of the Company’s public stockholders the lesser of (A) $0.055 per non-redeeming publicly held share of common stock and (B) $150,000 (the “Extension Payment”) for each one-month extension. On March 5, 2024 the Company held an extraordinary meeting in lieu of the annual meeting whereby the Company’s stockholders approved the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination to thirty-six (36) months from the effectiveness date of the Company’s Form S-1 by the SEC, which was December 29, 2021, by depositing into the Trust Account $0.033 per non-redeeming Public Share. As of September 30, 2024 and December 31, 2023 there was $1,800,000 and $885,000 outstanding under extension loans, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2024, there was $821,631 outstanding under Working Capital Loan. As of December 31, 2023, there was $537,431 outstanding under Working Capital Loan.

Administrative Services Arrangement

The Company’s financial advisor has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the financial advisor $10,000 per month for these services. For the nine months ended September 30, 2024, the Company has recognized $30,000 operating cost for the service provided by ARC Group Ltd. under this agreement. This agreement is no longer in effect as of June 30, 2024. As of September 30, 2024 and December 31, 2023, the balance due under this agreement was $130,000 and $100,000, respectively. As a result of the termination of the agreement mentioned above, the administrative services previously provided by ARC Group Ltd. are currently being provided by the Sponsor at no monthly cost to the Company.

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

Note 7 – Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2024, there were 3,403,499 shares of Class A Common Stock issued and outstanding, excluding 1,702,285 shares subject to redemption. As of December 31, 2023, there were 528,500 shares of Class A Common Stock issued and outstanding, excluding 2,991,003 shares subject to redemption.

On May 15, 2024, the holders of the Company’s outstanding Founder Shares converted 2,874,999 Class B common stock into Class A common stock. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Trust Account as a result of their ownership of any Class A common stock issued upon conversion of the Founder Shares. As of September 30, 2024, there were 2,874,999 non-redeemable Class A common stock included in the total 3,403,499 shares of Class A Common Stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On January 3, 2022, as the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture. As of September 30, 2024 and December 31, 2023, there were 1 and 2,875,000 shares of Class B common stock issued and outstanding, respectively. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial business combination on a one-for-one basis. Refer above to the disclosure surrounding the May 15, 2024 conversion of Class B common stock to Class A common stock.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Level	September 30, 2024	December 31, 2023
Assets:
Cash and marketable securities held in trust account	1	$-	$32,931,063

Note 9 – Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customer. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decision regarding resource allocation, the CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets:

September 30, 2024
Total Assets	$19,558,443

For the
Nine Months Ended
September 30,
2024
TOTAL EXPENSES	$1,057,192

OTHER INCOME
Income earned on Cash and Investments held in Trust Account	$1,007,382
TOTAL OTHER INCOME	$1,007,382

Expenses are reviewed and monitored by the CODM to management and forecast cash to ensure enough capital is available to complete an Initial Public Offering and eventually a Business Combination within the business combination period. The CODM also reviews costs to manage, maintain, and enforce all contractual agreements to ensure costs are aligned with all agreement and budget.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

Total assets are reviewed and monitored by the CODM to determine if the Company has maintained enough capital in order to complete its initial Business Combination.

Income earned on cash and investments held in the Trust Account is reviewed and monitored by the CODM to determine returns for potential redeeming shareholders based on the interest earned on the holdings within the Trust Account.

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

As previously reported on a Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2024, the Company entered into a business combination agreement on February 28, 2024 with Capital A Berhad, a Malaysian company (“Parent”), Capital A International, a Cayman Islands exempted company and a wholly-owned subsidiary of Parent (“PubCo”), Aether Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of PubCo (“Merger Sub”) and Brand AA Sdn Bhd, a Malaysian company and a wholly-owned subsidiary of Parent. Unless otherwise defined herein, capitalized terms used herein shall have the meanings ascribed thereto in the Business Combination Agreement.

On October 23, 2024, the Company received written notice from Capital A Berhad that Parent had unilaterally terminated the Business Combination Agreement pursuant to Section 9.1(h) thereof because the Company received a Delisting Determination (as defined in the Business Combination Agreement). The Company previously received a written determination by Nasdaq to delist the Company’s securities for failure to meet a continued listing standard. The Company’s management and board were not made aware of Capital A Berhad’s intent and decision to terminate the Business Combination agreement. Prior to its announcement, Capital A’s management understood that the underlying basis for the Company remaining non-compliant on a single listing rule resulted from Capital A’s delays in timely completing Form F-4 to the SEC. In addition, Capital A fully supported the Company through its Nasdaq extension requests and completed its Form F-4 several months ago. Since then, the Company has been waiting for Capital A to submit Form F-4 to the SEC to complete the business combination. The Company’s board considers this unilateral termination of the BCA while simultaneously submitting a Regularization Plan (“RegPlan”) to Bursa Malaysia that now excludes this business combination merger as not acting in good faith as the original RegPlan included this proposed merger. The Company regularly received reassurances that Capital A would seek to move forward in completing this business combination. The Company intends to engage with Capital A’s management to understand further if Bursa Malaysia was preventing this transaction as an application for a listing on Nasdaq is a separate process, and no approvals are required until the SEC process is complete.

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

All activity through September 30, 2024 relates to our formation, IPO (as defined below), and search for a prospective initial business combination target.

We are incurring significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 15, 2021 (inception) through September 30, 2024 were organizational activities, those necessary to consummate the IPO, as described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2024, we had a net loss of $229,860, which consisted of operating costs of $907,192, franchise tax expense of $150,000, and the provision for income taxes of $180,050, offset by interest earned on securities held in the Trust Account of $1,007,382.

For the three months ended September 30, 2024, we had a net loss of $252,395, which consisted of operating costs of $377,545, franchise tax expense of $50,000, and the provision for income taxes of $33,268, offset by interest earned on securities held in the Trust Account of $208,418.

For the nine months ended September 30, 2023, we had net income of $1,322,389, which consisted of interest earned on securities held in the Trust Account of $2,328,876 offset by operating costs of $398,923, franchise tax expense of $150,000 and the provision for income taxes of $457,564.

For the three months ended September 30, 2023, we had net income of $159,379, which consisted of interest earned on securities held in the Trust Account of $405,954 offset by operating costs of $121,825, franchise tax expense of $50,000 and the provision for income taxes of $74,750.

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

As indicated in the accompanying financial statements, as of September 30, 2024, the Company had $207 of cash in its operating bank account and a working capital deficit of $6,109,436. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

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

Related Party Transactions

On May 11, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. In June 2021, the Sponsor transferred 20,000 shares each to the Company’s Chief Executive Officer and David Kopp, 15,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s independent director nominees. In July 2021, the Sponsor also transferred 431,250 shares to ARC Group Limited. In November 2021, ARC Group Limited transferred 140,400 shares to Max Mark Capital Limited, 140,400 shares to Jonathan Chan, and 10,000 shares to Mei Eng Goy. ARC Group Limited purchased its net 140,450 shares in consideration of services provided by such party as financial advisor to the Company in connection with the Initial Public Offering. Each of the transfers above were completed at the same per share purchase price as the Sponsor paid for the founder shares, or $0.009. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the IPO (excluding the Placement Units and underlying securities). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. As the underwriters’ over-allotment option has been exercised in full, 375,000 of such shares held by the Sponsor will not be subject to forfeiture. As of September 30, 2024, the Sponsor owned 1 share of Class B common stock.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2024, there was $821,631 outstanding under Working Capital Loans.

The Company had 15 months from the closing of the Initial Public Offering (See Note 3) to consummate a Business Combination (the “Combination Period”). On March 23, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved the proposal to amend the Company’s amended and restated certificate of incorporation, to extend the date by which the Company must consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period from April 3, 2023 to April 3, 2024, by depositing into the trust account established for the benefit of the Company’s public stockholders the lesser of (A) $0.055 per non-redeeming publicly held share of common stock and (B) $150,000 (the “Extension Payment”) for each one-month extension. On March 5, 2024 the Company held an extraordinary meeting in lieu of the annual meeting whereby the Company’s stockholders approved the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination to thirty-six (36) months from the effectiveness date of the Company’s Form S-1 by the SEC, which was December 29, 2021, by depositing into the Trust Account $0.033 per non-redeeming Public Share. As of September 30, 2024 and December 31, 2023 there was $1,800,000 and $885,000 outstanding under extension loans, respectively.

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

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2024, there were no critical accounting policies.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AETHERIUM ACQUISITION CORP.

Date: July 31, 2025	By:	/s/ Jonathan Chan
Jonathan Chan
Chief Executive Officer

Date: July 31, 2025	By:	/s/ Alex Lee
Alex Lee
Chief Financial Officer

